Form 10KSB
period 1999-12-31
PATHWAY CORP
filed 2000-03-27
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)
X__Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1999.

__Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to
_____________.

Commission File No:   0-28043

PATHWAY CORP
(Name of small business in its charter)

DELAWARE                         52-2177760
__________________________________________________________
(State or other                        (IRS Employer Identification
jurisdiction of Incorporation)                        No.)

1220 North Market Street, suite 606
__________________________________________________________
Address of Principal Executive Office (street and number)

Wilmington, Delaware   19801
__________________________________________________________
City, State and Zip Code

(Issuer's telephone number:  (718) 997-7838

Securities to be registered under Section 12(b) of the Act:

Title of each class
__________________________________________________________
N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock,    .00001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $  -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,635,000 as of March 20, 2000.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.






























PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development

          The Company was incorporated under the laws of the State of Delaware on January 16, 1998, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

          The Company elected to file a Form 10-SB registration statement, which became effective on January 11, 2000, on a voluntary basis in order to become a reporting company under the Securities Exchange Act of 1934. The Company is a "blind pool" or "blank check" company, whose business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public blind pool companies, many of which may have more funds available than does the Company.

Employees

          The Company is in the development stage and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 2.  Description of Property.

          The Company currently maintains a mailing address at 98-01 67th Avenue, Rego Park, NY 11374, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company's telephone number is 718-997-7838. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. However, the need for additional office facilities may be necessary once the Company acquires a business.

Item 3.  Legal Proceedings

          The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

          No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

PART II

Item 5. Market Price and Dividends on the Registrant's Common Equity and Other Shareholder Matters

As of December 31, 1999, there was no currently trading public market for the Company's shares. As of December 31, 1999, the Company's securities were held of record by a total of approximately
20 persons.

No dividends have been paid
to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.


ITEM 6.       MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of December 31, 1999, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $106 from its inside capitalization funds and receipt of additional paid-in capital totaling $2,797. Consequently, for the fiscal year ended December 31, 1999, the Company's balance sheet reflects current and total assets of $2,361, in the form of cash, and no liabilities.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 16, 1998 (inception)
through December 31, 1999, the Company has engaged in no signifi-
cant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial
efforts to locate a suitable merger or acquisition candidate.   No
revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending December 31, 2000, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Liquidity and Capital Resources

The Company believes it will require additional capital above the $2361 it had on December 31, 1999, in the amount of approximately $3,000 in order to pay the costs associated with completion and filing of this report on Form 10-KSB and the costs associated with compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2000. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be avail-able to the Company to allow it to cover its expenses. Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without the issuance of additional shares or other securities, or through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Item 7.  Financial Statements

The Company's financial statements, consisting of the balance sheet for the year ended December 31, 1999 and related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the years ended
December 31, 1999 and 1998, have been audited by Roger S. Graff, independent certified public accountant, which along with his report thereon, appears on pages F-1 through F-7 hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

	None.





PART III

Item 9. Directors and Executive Officers

The directors and officers currently serving the Company are as follows:

Name                         Age       Positions Held and Tenure

Robert Scher                 57        Chairman of the Board of
                                       		Directors

Carol Kaplan                 56        President, Secretary, Treasurer
                          		 		and Director

Robert Scher has been Chairman of the Board of Directors
of the Company since August 1, 1999. Additionally, he has been Chairman of the Board and President of U.S.A Growth Inc, a publicly traded company, from July 1995 until July, 1999.
He has also been the President of Growth Net Inc. since May
10, 1999.   Mr. Scher has a B.A. in accounting from the City
University of New York, Baruch College . He has been an accountant with the Health and Hospital Corporation since
1971 - 1999. He is currently a self-employed tax consultant and a private investor. He is the brother of Carol Kaplan.

Carol Kaplan has been a Director as well as President and Secretary/Treasurer of the Company since its inception.
She is currently a self-employed consultant in computers and financial analysis. Ms. Kaplan received a BA in mathematics and computer science and a MS degree in education. Ms
Kaplan is also a recipient of a National Science Foundation grant in computer science. She is the sister of Robert
Scher.

The Company does not have a standing audit, nominating, or compensation committees of the Board of Directors, or committees performing similar functions. Last year, the Board of Directors met on three occasions.

The term of office of each director is one year or until his successor is elected at the Company's annual meeting and qualified. Each officer is appointed by the Board of directors and serves at the discretion of the Board.

The Certificate of Incorporation of the Company provides for indemnification of officers and directors to the fullest extent permitted by Delaware law.



Item 10.  Executive Compensation.

          Other than the initial shares of Common Stock issued pursuant to consulting agreements, the Company does not currently pay any salary or fees to its officers or directors but the Board of Directors may elect to do so in the future. None of the officers and directors intends to devote more than 10% of his time to the Company's affairs.

          The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth the number of shares of Common Stock of the Company beneficially owned, directly or indirectly, by (i) each of the Company's officers, and directors; (ii) all persons known to the Company to be beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock; and(iii) all officers and directors as a group:

Name and Address of 	   Number of Shares       % of Class
Beneficial Owner        Beneficially Owned
Robert Scher                 200,000                 1.9
900 West 190th Street
New York, NY 10040

Carol Kaplan              10,000,000                94.0
98-01 67th Avenue
Rego Park, NY 11374

All directors and
officers as a group		                               95.9
 (two persons)

The Company is unaware of any arrangement, the operation of which, at a subsequent date, may result in a change in control of the Company.

Effective May 1, 1991, the Securities and Exchange commission promulgated new rules under Section16 of the Securities Exchange Act of 1934. The Company believes that during the preceding year the executive officers and directors have complied with all Section 16 requirements.

Item 12. Certain Relationships and Related transactions

None

Item 13.  Exhibits and Reports on Form 8-K

              (a)             Exhibits

	The following exhibits have previously been filed on a Form10 -SB Registration Statement with the Securities and Exchange Commission and are hereby incorporated by reference pursuant to Rule 12b-23:

              		3.1 Certificate of Incorporation
  			3.2 By-laws of the Company
10.1  Consultation Agreement
10.2  Consultation Agreement

(b) Reports on Form 8-K

	The Company did not file any reports on Form 8-K for its last quarter of the year, ended December 31, 1999
















ROGER S. GRAFF
CERTIFIED PUBLIC ACCOUNTANT
27 CONCORD ROAD
PORT WASHINGTON, NY 11050




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Stockholders of
Pathway Corp.

I have audited the accompanying balance sheet of Pathway Corp. (a development stage company) as of December 31, 1999, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for each of the two years then ended, and for the period from inception (January 16, 1998) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pathway Corp. as of December 31, 1999, and the results of its operations and cash flows for the period then ended, in conformity with generally accepted accounting principles.





Roger S. Graff, CPA  (NY)
PORT WASHINGTON, NY 11050
March 21, 2000

F-1

















Pathway Corp.
(A Development Stage Company)
BALANCE SHEET
December 31, 1999
(Audited)

ASSETS
CURRENT ASSETS
 Cash and cash equivalents                          $ 2,361
 Total current assets                                 2,361
TOTAL ASSETS                                        $ 2,361


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable              		                         0
 Total current liabilities                               0
TOTAL LIABILITIES                              	$        0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at December 31, 1999                      106
 Additional paid-in capital                          2,797

 Deficit accumulated
 during the development stage                        (542)

 Total stockholders' equity                        $ 2,361

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             $ 2,361






The accompanying notes are an integral part of this statement

F-2












PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT





                     Cumulative
                  January 16, 1998
                 (Date of Inception)	    Year	           Jan. 1, 1999
                       			to	           Ended	               	to
                  December 31, 1999     Dec. 31, 1998     Dec. 31, 1999



REVENUE	          	$        8            	$     0		        $      8

EXPENSES:
Consulting  expenses	     550		               250		             300


INCOME (LOSS)	          (542)		              (250)	            (292)


INCOME TAXES:
   Federal	               0
   State	                 0
                          0

NET INCOME (LOSS)	      (542)	          	   (250)	           ( 292)

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK		      NIL	           		  NIL	              NIL
WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD    Note  (2)	    10,000,000    		10,166,000





The accompanying notes are an integral part of this statement
F-3





	PATHWAY CORP.
	(A Development Stage Company)
	Statements of Cash Flows
	the Period From Inception (January  16, 1998) to December 31, 1999


                          Cumulative
                          January 16, 1998
                          (Date of Inception)      Year	       Jan. 1, 1999
               		          to        		           Ended	       to.
                          December 31, 1999     Dec. 31, 1998  Dec.31, 1999


Cash Flows From Operating Activities:
 Net (loss)                   $  (542)         $    (250)       $  (292)
Adjustments to reconcile net (loss)
 to net cash provided by (used in)
 operating activities:
Issuance of common stock
 for services                      250                250	          -
 Increase (decrease)in accounts payable
                		            ----------         ----------    ----------
Net cash provided by (used in)
  operations                     (292)                -            (292)
                           		 ----------         ----------    ----------

Cash flows from investing activities:
Net cash provided by (used in)
  investing activities      	       -                 -              -
                           		 -----------        ----------    ----------

Cash flows from financing activities:
Issuance of common stock           2653              -             2653
     	                         -----------	      ----------    	---------

Net cash provided by (used in)
  financing activities             2361               -            2361
                                ----------       ----------    ----------

Net increase (decrease) in cash and
  cash equivalents                 2361               -            2361
                               ------------      ----------   ----------

Beginning cash and cash equivalents   -               -             -
                                  ----------       ----------   ----------
Ending cash and
 cash equivalents             $    2361           $   -        $   2361
                                 ==========     ==========     ==========

Supplemental disclosure of cash flow information:

 Cash paid for: Income taxes  $     -            $    -        $    -
                Interest      $     -            $    -        $    -

Supplemential schedule of non-cash investing and financing  activities:

 Common shares issued for organization
  costs                        $     -           $    -        $   -


	The accompanying notes are an integral  part of this statement.

F4











Pathway Corp.
(A Development Stage Company)
	Statement of Changes in Stockholders' Equity
	For the Period From (Inception) January  16, 1998, through
   December 31, 1999


                                           Deficit Accumulated
                                           During the
                        Common Stock       Development Stage         Total
                     ----------------     -----------------         ------
                       Shares    Amount
                       ------    ------

Shares issued for
 services at $.001
 per share during
 January, 1998            250,000    $ 250                          $250
Net (loss) for the period   -           -           (250)         		(250)
                        ---------   ----------    ---------         -----
Balance Dec. 31, 1998     250,000      250          (250)             -

Shares issued for
 services during
 August, 1999                5,000     200                           200

 40:1 stock split:
 common stock,p.v $.001     (255,000)     -
 common stock,p.v $.00001  10,200,000     -

shares issued
during November, 1999         190,000     3                            3
shares issued
during November, 1999
at $.01 per share to
investors                     245,000    2,450                       2450
Net (loss) for the
period 1/1/99-12/31/99          -          -             (292)      (292)
                            ---------   --------       ---------    -------

Balance December 31, 1999    10,635,000   $2,903        $  (542)   $2,361
                             ==========  ========       =========  =========

The accompanying notes are an integral part of this statements.
F-5





Pathway Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 1999

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

Pathway Corp. (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on January 16, 1998. The current registered office of the Company is 1220 North Market Street, Suite 606, Wilmington, Delaware 19801. The current principal office of the corporation is 1220 North Market Street, Suite 606, Wilmington, Delaware 19801.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full- time employees and owns no real property. The Company registered with the U.S. Securities and Exchange Commission under the Securities
Exchange Act of 1934 and the registration became effective on January 11, 2000. The company intends to operate as a capital market access corporation and intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal year
The fiscal year end of Company is the calendar year ending December 31.

Loss per share
Loss per share was computed using the weighted average number of shares outstanding during the period.

Statement of cash flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principals requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items
SFAF 130  Reporting Comprehensive Income, requires companies to present comprehensive income
(consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 1999, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.



2.  STOCKHOLDERS' EQUITY

Pursuant to a consulting  services and subscription agreement dated
January 17, 1998, Carol Kaplan was issued 250,000 shares of the common stock at par value .001 of the Company for a value of $250.00 in services. On November 2, 1999 there was a 40:1 stock split and the 250,000 shares were exchanged for 10,000,000 shares at par value of .00001 of the common stock of the Company.

As of December 31, 1999, 10,635,000 shares of the common stock of the Company were issued and outstanding.


3.        RELATED PARTY TRANSACTIONS

The Company's two directors and officers are also shareholders. Robert Scher controls 200,000 shares of the common stock of the Company (approximately 1.9% of the outstanding shares).
Carol Kaplan is a principal shareholder and controls 10,000,000 shares of the common stock of the Company (approximately 94% of outstanding shares). Robert Scher's shares were issued for the cash price of $200.
Carol Kaplan's shares were issued for services which have been valued at $250. A mailing address is being provided to the Company by Carol Kaplan at no charge.

4.        INCOME TAXES

The Company has Federal net operating loss carry forwards of approximately $542 expiring in the year 2013 through 2015. The tax benefit of these net operating losses, which totals approximately $ 83 has been offset by a full allowance for realization. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


F-7

SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 23, 2000

Pathway Corp.


__________________________________
Carol Kaplan, President



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_____________			President		March 23, 2000
Carol Kaplan			 Director




_________________		Director		March 23, 2000
Robert Scher