Form 10QSB
period 2000-03-31
PATHWAY CORP
filed 2000-05-10
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED
MARCH 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM
______________ TO ______________

COMMISSION FILE NUMBER 0-28043


PATHWAY CORP.
(Exact name of registrant as specified in its charter)

Delaware                                      52-2177760
(State or jurisdiction of  incorporation           I.R.S.
Employer
or organization)                   Identification No.)

1220 North Market Street, suite 606
Wilmington, Delaware   19801
(Address of principal executive offices)                (Zip
Code)

Registrant's telephone number:  (718) 997-7838

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark whether the Registrant (1) has filed
all  reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months  (or for such shorter period that the Registrant was
required to  file such reports), and (2) been subject to
such filing requirements for the past 90 days.
 Yes  X	No

As of March 31, 2000, the Registrant had 10,635,000 shares of common stock issued and outstanding.







TABLE OF CONTENTS                                  PAGE

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF MARCH 31, 2000                3

STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED MARCH 31, 2000
	AND MARCH 31, 1999	                                 4

STATEMENTS OF CASH FLOWS FOR THE THREE
MONTHS ENDED MARCH 31, 2000 AND
	MARCH 31, 1999                                    5

NOTES TO FINANCIAL STATEMENTS	               6

ITEM 2.  PLAN OF OPERATION                         8


SIGNATURE                                         10




ITEM 1.  FINANCAL STATEMENTS.


Pathway Corp.
(A Development Stage Company)
BALANCE SHEET
March 31, 2000

ASSETS
CURRENT ASSETS
 Cash and cash equivalents              $ 1,939
 Total current assets                            1,939
TOTAL ASSETS                             $ 1,939


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     0
 Total current liabilities                            0
TOTAL LIABILITIES                     $      0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at March  31, 2000                 106
 Additional paid-in capital                       2,797

 Deficit accumulated
 during the development stage                  (964)

 Total stockholders' equity                     $ 1,939

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                 $ 1,939




The accompanying notes are an integral part of this statement

F-3



PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT



           Cumulative
           January 16, 1998
           (Date of Inception)
           	to	              Three Months Ended March 31
           March 31, 2000        2000		      1999



REVENUE    	$     21              $    13		     $     0

EXPENSES:
Consulting
  expenses             985	                  435	             0


INCOME (LOSS)   (964)              (422)                      0


INCOME TAXES:
   Federal                0
   State	                   0
                               0

NET INCOME (LOSS)  (964)              (422)               0

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	    NIL		  NIL	              NIL
WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD               10,070,000  		10,635,000





The accompanying notes are an integral part of this statement
F-4

PATHWAY CORP.
(A Development Stage Company)
Statements of Cash Flows
the Period From Inception (January  16, 1998)
to March 31, 2000




               Cumulative
            January 16, 1998
           (Date of Inception)  Three Months Ended March 31,
                  to
             March 31, 2000     		2000		1999


Cash Flows From Operating Activities:
 Net (loss)   $  (964)             $    (422)         $  0
Adjustments to reconcile net (loss)
 to net cash provided by (used in)
 operating activities:
Issuance of common stock
 for services     250       		     -		   -
 Increase (decrease)in accounts payable
    	     ----------                ----------   ----------
Net cash provided by (used in)
  operations     (714)                 (422)		   -
     		 ----------             ----------   ----------

Cash flows from investing activities:
Net cash provided by (used in)
investing activities    -                -            -
     		 -----------             ----------   ----------

Cash flows from financing activities:
Issuance of common stock
                2653                     -           -
             -----------             ----------   ---------

Net cash provided by
  financing activities
                2653                    -            -
             ----------             ----------   ----------

Net increase (decrease) in cash and
  cash equivalents
                1939                  (422)          -
            ------------            ----------   ----------

Beginning cash and cash equivalents
                                          2,361                   -
              ---------             ----------   ----------

Ending cash and
cash equivalents
           $    1939                  $     1939                      -
             ==========             ==========     =========



	The accompanying notes are an integral part of this statement.

F-5













Pathway Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2000
(Unaudited)


NOTE 1 -FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Pathway Corp. (the "Company"), have been prepared in accordance with the instructions to Form 10Q-SB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999 and from the date of inception to March 31, 2000.
While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

The results of operations for the three months ended March
31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2-CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of Bank interests with a yield of 2-3%

NOTE 3- INCOME TAXES

The Company has Federal net operating loss carry forwards of approximately $550 expiring in the year 2013 through 2015. The tax benefit of these net operating losses, which totals approximately $ 83 has been offset by a full allowance for realization. This carry forward may be limited upon the consummation of a business combination under IRC Section 381

NOTE 4 -  CHANGES IN STOCKHOLDERS' EQUITY

Accumulated deficit increased by $422 which represents a net loss for the three months ended
March 31, 2000.

NOTE 5 - STOCKHOLDERS' EQUITY

Pursuant to a consulting services and subscription agreement dated January 17, 1998, Carol Kaplan was issued 250,000 shares of the common stock at par value .001 of the
Company  for a value of  $250.00 in services.   On November
2, 1999 there was a 40:1 stock split and the 250,000 shares were exchanged for 10,000,000 shares at par value of
 .00001 of the common stock of the Company.

As of November 3, 1999, Robert Scher was issued 200,000 shares of the common stock of the Company. These shares were issued for the total cash price of $200.00.


Item 2.  Management's Discussion and Analysis or Plan of
Operations.

Liquidity and Capital Resources

          The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $ 2,903.00 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of January 16, 1998 (inception) through March 31, 2000 reflects a current asset value of $1939.00 and a total asset value of $ 1939.00 which is all in the form of cash.

          The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

          During the period from January 16, 1998
(inception) through March 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities
Exchange Act of 1934, as amended. The only source of revenue were Bank interest of $13.00.

          Selling, general and administrative expenses during the three months ended March 31, 2000 were $435 as compared to $ 0 for the three months ended March 31, 1999, an increase of $435 . Selling, general and administrative expenses, primarily consisted of professional (accounting), and Delaware Taxes.

          Management believes that inflation and changing prices will have minimal effect of operations.

Liquidity and Capital Resources

	The Company has had no material operations and, as of March 31, 2000, the Company had working capital of $1939.
The Company had no liabilities as of March 31, 2000. Stockholders equity decreased from $2361 for the fiscal year ended December 31, 1999 to $1939 for the three months ended March 31, 2000, which represents a net loss of $422 for the three months.

	The Company has no present outside sources of liquidity. In the event the Company determines that its present capital is not adequate for a future acquisition, the Company may arrange for outside financing and /or may do a public offering or private placement of its securities.


          For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The
Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than limited interest income. The
Company may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

          The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one year. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

          No commitments to provide additional funds have been made by management or other stockholders, and the Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. In the event the Company does elect to raise additional capital prior to location of a merger or acquisition candidate, it expects to do so through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

          Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuing stock in lieu of cash.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 10, 2000

Pathway Corp.


__/s/______________________________
Carol Kaplan, President



	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_/s/____________		President		May 10, 2000
Carol Kaplan	      Director




_/s/________________		Director		May 10, 2000
Robert Scher