Form 10QSB
period 2000-06-30
PATHWAY CORP
filed 2000-07-19
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Yes  X       No

As of June 30, 2000, the Registrant had 10,635,000 shares of common stock issued and outstanding.




PATHWAY CORP.


TABLE OF CONTENTS 					 PAGE No.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF JUNE 30, 2000                                      3

STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED JUNE 30, 2000 AND 1999	                                 4
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO JUNE 30, 2000

STATEMENTS OF OPERATIONS FOR THE SIX		       5
MONTHS ENDED JUNE 30, 2000 AND 1999 AND
CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO JUNE 30, 2000

STATEMENTS OF CASH FLOWS FOR THE THREE
MONTHS ENDED JUNE 30, 2000 AND 1999	                                6
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO JUNE 30, 2000

STATEMENTS OF CASH FLOWS FOR THE SIX
MONTHS ENDED JUNE 30, 2000 AND 1999 AND
CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO JUNE 30, 2000


NOTES TO FINANCIAL STATEMENTS	                               8

ITEM 2.  Managements Discussion and Analysis
    of financial Condition and Results of
    Operation			                                             9


SIGNATURE				                                            11




Pathway Corp.
(A Development Stage Company)

BALANCE SHEET
June 30, 2000
(Unaudited)


ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $ 1,949

 Total current assets                         				   1,949


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     0
 Total current liabilities                            0
TOTAL LIABILITIES  			                	              $      0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at June 30, 2000                 106
 Additional paid-in capital                       2,797

 Deficit accumulated
 during the development stage                  (954)

 Total stockholders' equity                 				  $ 1,949

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                         				  $ 1,949




The accompanying notes are an integral part of this  statement



3



PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           			Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	     Three Months Ended June 30,
           			June 30, 2000       		 2000		      1999



REVENUE
Interest   			$     31            		  $    10	                $     0

EXPENSES:
General and
Administrative     985	                     0
0


INCOME (LOSS) BEFORE
TAXES			                 (954) 		         10	           0


INCOME TAXES:
   Federal                  0
   State	                    0
                                 0
NET INCOME (LOSS)	                  (954) 		         10	           0

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL		      NIL	                        NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				           10,635,000  	      10,070,000


The accompanying notes are an integral part of this statement








PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           			Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	         Six Months Ended June 30,
           			June 30, 2000       		 2000		      1999



REVENUE
Interest   			$     31           		  $    23	                $     0

EXPENSES:
General and
Administrative     985	                   435               0
0


INCOME (LOSS) BEFORE
TAXES			                 (954) 	        412                              0


INCOME TAXES:
   Federal                  0
   State	                    0
                                 0
NET INCOME (LOSS)	                  (954) 		412         	           0

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL		      NIL	                        NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				           10,635,000  	      10,070,000


The accompanying notes are an integral part of this statement














PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

  Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	       Three Months Ended June 30,
           			June 30, 2000       		 2000		      1999

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)  $  (954)     $    10     $  0
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  			         250                               -		           -
 Increase (decrease)in
 accounts payable             -		       -                             -
    	   			         ----------               ----------            --------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS  (704)                10                   -

Cash flows from investing activities:
Net cash provided by (used in)
investing activities  			     -              -                      -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock   		         2653                                    -    		-
        					----------                  ----------               --------

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS      1949                  10                  -

CASH AND CASH EQUIVALENTS
Beginning of period                          1939                  -
           					------------           ----------               ----------
CASH AND CASH EQUIVALENTS
end of period			      $    1949                 $       1949        -



PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

  Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	          Six Months Ended June 30,
           			June 30, 2000       		 2000		      1999

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)   $  (954)     $       (412)       $  0
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  			   250                   -		           -
 Increase (decrease)in
 accounts payable                      -		       -                             -
			         ----------                      ----------            --------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS      (704)           (412)                      -

Cash flows from investing activities:
Net cash provided by (used in)
investing activities  			     -                  -                      -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock   		         2653                                  -    		 -
        				      ----------             ----------             --------

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS       1949             (412)                       -

CASH AND CASH EQUIVALENTS
Beginning of period         2361                       -
           					------------                  ----------         ----------
CASH AND CASH EQUIVALENTS
end of period			      $    1949        $          1949              -



Pathway Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)


NOTE 1 -FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Pathway Corp. (the "Company"), have been prepared in accordance with the instructions to Form 10Q-SB. In the opinion of the Company, the accompanying unaudited financial statements contain al ladjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the three months and Six months ended June 30, 2000 and 1999
and from the date of inception to June 30, 2000.    While the Company
believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Accumulated deficit decreased by $10 which represents a net gain for the three months ended June 30, 2000.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

Liquidity and Capital Resources

          The Company remains in the development stage and, since inception has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $ 2,903.00 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of January 16, 1998 (inception) through June 30, 2000 reflects a current asset value of $1949.00 and a total asset value of $ 1949.00 which is all in the form of cash.

          The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

         During the period from January 16, 1998 (inception) through
June 30, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The only source of revenue were Bank interest of $11.00.

       Selling, general and administrative expenses during the three months ended June 30, 2000 were $0 as compared to $ 0 for the three months ended June 30, 1999.
Selling, general and administrative expenses, primarily consisted of professional (accounting), and Delaware Taxes.

       Management believes that inflation and changing prices will have minimal effect of operations.

Liquidity and Capital Resources

	The Company has had no material operations and, as of  June 30, 2000, the
Company had working capital of $1949.    The Company had no liabilities as
of June 30, 2000. Stockholders equity decreased from $2361 for the fiscal year ended December 31, 1999 to $1949 for the six months ended June 30, 2000, which represents a net loss of $412 for the six months.

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

Dated:  July 18, 2000

Pathway Corp.


__/s/______________________________
Carol Kaplan, President



	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_/s/____________		President		July 18, 2000
Carol Kaplan	      Director




_/s/________________		Director		July 18, 2000
Robert Scher










