Form 10KSB
period 2000-12-31
PATHWAY CORP
filed 2001-03-21
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)
X__Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

State issuer's revenue for its most recent fiscal year: $  45

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

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,635,000 as of March 20, 2001.

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











PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development

          The Company was incorporated under the laws of the State of Delaware on January 16, 1998, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at developing its business plan as well as discussions with several parties concerning joining the company to develop specific business lines and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

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

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

PART II

Item 5. Market Price and Dividends on the Registrant's Common Equity and Other Shareholder Matters

As of December 31, 2000, there was no currently trading public market for the Company's shares. As of December 31, 2000, the Company's securities were held of record by a total of approximately
20 persons.

No dividends have been paid
to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.


ITEM 6.       MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of December 31, 2000, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $106 from its inside capitalization funds and receipt of additional paid-in capital totaling $2,797. Consequently, for the fiscal year ended December 31, 2000, the Company's balance sheet reflects current and total assets of $1,971, in the form of cash, and no liabilities.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 16, 1998 (inception)
through December 31, 2000, the Company has engaged in no signifi-
cant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial
efforts to locate a suitable merger or acquisition candidate.   No
revenues were received by the Company during this period.

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

Liquidity and Capital Resources

The Company believes it will require additional capital above the $1,971 it had on December 31, 2000, in the amount of approximately $3,000 in order to pay the costs associated with completion and filing of this report on Form 10-KSB and the costs associated with compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2000. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

Item 7.  Financial Statements

The Company's financial statements, consisting of the balance sheet for the year ended December 31, 2000 and related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the years ended
December 31, 2000 and 1999, have been audited by Roger S. Graff, independent certified public accountant, which along with his report thereon, appears on pages F-1 through F-7 hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

	None.





PART III

Item 9. Directors and Executive Officers

The directors and officers currently serving the Company are as follows:

Name                         Age       Positions Held and Tenure

Robert Scher                 58        Chairman of the Board of
                                       		Directors

Carol Kaplan                 57        President, Secretary, Treasurer
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

Item 13.  Exhibits and Reports on Form 8-K

              (a)             Exhibits

	The following exhibits have previously been filed on a Form10 -SB Registration Statement with the Securities and Exchange Commission and are hereby incorporated by reference pursuant to Rule 12b-23:

              		3.1 Certificate of Incorporation
  			3.2 By-laws of the Company
10.1  Consultation Agreement
10.2  Consultation Agreement

(b) Reports on Form 8-K

	The Company did not file any reports on Form 8-K for its last quarter of the year, ended December 31, 2000



ROGER S. GRAFF
CERTIFIED PUBLIC ACCOUNTANT
27 CONCORD ROAD
PORT WASHINGTON, NY 11050




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Stockholders of
Pathway Corp.

I have audited the accompanying balance sheet of Pathway Corp. (a development stage company) as of December 31, 2000, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for each of the two years then ended, and for the period from inception (January 16, 1998) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pathway Corp. as of December 31, 2000, and the results of its operations and cash flows for the period then ended, in conformity with generally accepted accounting principles.





Roger S. Graff, CPA  (NY)
PORT WASHINGTON, NY 11050
March 21, 2001

F-1



Pathway Corp.
(A Development Stage Company)
BALANCE SHEET
December 31, 2000
(Audited)

ASSETS
CURRENT ASSETS
 Cash and cash equivalents   		                                     $ 1,971
 Total current assets                                		                1,971
TOTAL ASSETS                                                         $ 1,971


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable						          0
 Total current liabilities                      				          0
TOTAL LIABILITIES                                  			$        0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at December 31, 2000          			       106
 Additional paid-in capital                           		                2,797

 Deficit accumulated
 during the development stage                      		                ( 932)

 Total stockholders' equity                      	                  $ 1,971

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                            				 $ 1,971






The accompanying notes are an integral part of this statement


F 2




PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT





Cumulative
January 16, 1998
(Date of Inception)	Jan1, 1999	          Jan. 1, 2000
     			to			   to	 	      	to
December 31, 2000          Dec. 31, 1999                 Dec. 31, 2000



REVENUE		$             53		$               8		     $       45

EXPENSES:
  consulting  expenses	             985			300		           435


INCOME (LOSS)	           (932)		             (292)		         (390)


INCOME TAXES:
   Federal		                0
   State				  0
                                                           0

NET INCOME (LOSS)	           (932)			(292)		       ( 390)

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK		   NIL			  NIL	                        NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  	              	     Note	(2)		10,166,000		10,635,000









The accompanying notes are an integral part of this statement

F 3






	PATHWAY CORP.
	(A Development Stage Company)
	Statements of Cash Flows
	the Period From Inception (January  16, 1998) to December 31, 2000


                          Cumulative
                     January 16, 1998
                  (Date of Inception)                   year       Jan. 1, 2000
     		       to		          Ended	               to.
                    December 31, 2000           Dec. 31, 1999	     Dec.31, 2000


Cash Flows From Operating Activities:
 Net (loss)                                 $     (932)  $    (292)  $    (390)
Adjustments to reconcile net (loss)
 to net cash provided by (used in)
 operating activities:
Issuance of common stock for services                 250           -		-
 Increase (decrease)in accounts payable
                                     		 ----------   ----------   ----------
Net cash provided by (used in)
  operations                                 (682)        (292)      (390)
                                      		 ----------   ----------   ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                	       -             -            -
                                      		 -----------   ----------   ----------
Cash flows from financing activities:
Issuance of common stock                      2653         2653        -
				                                -----------	  ----------	---------
Net cash provided by (used in)
  financing activities                       1971         2361        (390)
                                      ----------   ----------   ----------
Net increase (decrease) in cash and
  cash equivalents                           1971         2361        (390)
                                   ----------   ----------   ----------
Beginning cash and cash equivalents           -             -         2361
                                         ----------   ----------   ----------
Ending cash and cash equivalents       $     1971   $     2361   $    1971
                                        ==========   ==========   ==========

Supplemental disclosure of cash flow information:

 Cash paid for: Income taxes              $     -      $     -      $     -
                Interest                  $     -      $     -      $     -

Supplemental schedule of non-cash investing and financing  activities:

 Common shares issued for organization
  costs                                         $     -      $     -      $

	The accompanying notes are an integral  part of this statement.




F4



Pathway Corp.
(A Development Stage Company)
	Statement of Changes in Stockholders' Equity
	For the Period From (Inception) January  16, 1998, through
   December 31, 2000



                                             Deficit Accumulated
                                                  During the
                           Common Stock         Development Stage  Total
                        ----------------      -------------------  -----
                         Shares    Amount
                         ------    ------

Shares issued for
 services at $.001
 per share during
 January, 1998           250,000    $ 250                        $  250
Net (loss) for the period   -          -            (250)         (250)
                        --------    -------         -----         -----
Balance December 31, 1998       250,000      250           (250)
-




Shares issued for
 services during
 August, 1999              5,000      200                          200

 40:1 stock split:
 common stock,p.v $.001   (255,000)       -
 common stock,p.v $.00001  10,200,000     -

shares issued
during November, 1999   190,000        3                            3
shares issued
during November, 1999
at $.01 per share to
investors                245,000    2,450                       2,450
Net (loss) for the
period 1/1/99-12/31/99     -          -             (292)        (292)
Net (loss) for the
period 1/1/00-12/31/00     -	        -	          (390)        (390)
                        ---------   --------       ---------     -------

BalanceDec 31, 2000    10,635,000   $2,903        $  (932)    $   1,971
                      ==========  ========       =========     =========




The accompanying notes are an integral part of this statements.



F-5





Pathway Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2000

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

Statement of cash flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three month or less to be cash equivalents.

Use of estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principals requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items
SFAF 130 Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

As of December 31, 2000, 10,635,000 shares of the common stock of the Company were issued and outstanding.


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

4.        INCOME TAXES

The Company has Federal net operating loss carry forwards of  approximately
$932 expiring in the year 2013 through 2016.    The tax benefit of these net
operating losses, which totals approximately $ 139 has been offset by a full allowance for realization. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.



F-7


SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 21, 2001

Pathway Corp.


__________________________________
Carol Kaplan, President



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_____________			President		March 21, 2001
Carol Kaplan			 Director




_________________		Director		March 21, 2001
Robert Scher