Form 10QSB
period 2001-09-30
PATHWAY CORP
filed 2001-10-30
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes  X       No

As of SEPTEMBER 30, 2001, the Registrant had 10,635,000 shares of common stock issued and outstanding.






PATHWAY CORP.


TABLE OF CONTENTS 					 PAGE No.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF SEPTEMBER 30, 2001           3

STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED SEPTEMBER 30, 2001 AND 2000          4
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO SEPTEMBER 30, 2001

STATEMENTS OF OPERATIONS FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2001 AND 2000          5
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO SEPTEMBER 30, 2001


STATEMENTS OF CASH FLOWS FOR THE THREE
MONTHS ENDED SEPTEMBER 30, 2001 AND 2000	         6
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO SEPTEMBER 30, 2001


STATEMENTS OF CASH FLOWS FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2001 AND 2000            7
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO SEPTEMBER 30, 2001

NOTES TO FINANCIAL STATEMENTS	                       8

ITEM 2.  Managements Discussion and Analysis
    of financial Condition and Results of
    Operation                                         9

SIGNATURE	                                         11


















Pathway Corp.
(A Development Stage Company)

BALANCE SHEET
SEPTEMBER 30, 2001
(Unaudited)


ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $ 1564

 Total current assets      	                         1,564


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                              0
 Total current liabilities                    0
TOTAL LIABILITIES  	      	                  $      0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at SEPTEMBER 30, 2000            106
 Additional paid-in capital                 2,797

 Deficit accumulated
 during the development stage                         (1,339)

 Total stockholders' equity  	                       $ 1,564

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                               $ 1,564




The accompanying notes are an integral part of this  statement


PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           		Cumulative
          		 January 16, 1998
          		 (Date of Inception)
           			to	              Three Months Ended September 30
		        September 30, 2001       2001       		2000



REVENUE
Interest      	   $     81       	 $       9      $  11

EXPENSES:
General and
Administrative           1420	                     0          0


INCOME (LOSS) BEFORE
TAXES			       (1339)	               9          11


INCOME TAXES:
   Federal                  0
   State	                0
                            0
NET INCOME (LOSS)	       (1339)                     9 	  11

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL		      NIL	            NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				      10,635,000         10,635,000


The accompanying notes are an integral part of this statement


PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           		   Cumulative
          		    January 16, 1998
          		    (Date of Inception)
                          to                 Nine Months Ended SEPTEMBER 30
                      SEPTEMBER 30, 2001          2001	  2000



REVENUE
Interest                $    81              $    28           $    34

EXPENSES:
General and
Administrative             1420                  435               435
INCOME (LOSS) BEFORE
TAXES		              (1339)	            (407)             (401)


INCOME TAXES:
   Federal                    0
   State	                  0
                              0
NET INCOME (LOSS)          (1339) 	            (407)			(401)

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL		      NIL	                   NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				           10,635,000  	      10,635,000


The accompanying notes are an integral part of this statement
5











PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

                       Cumulative
          		     January 16, 1998
          			Date of Inception)
           			to	                Three Months Ended SEPTEMBER 30
           			SEPTEMBER 30, 2001   	 2001		      2000

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)      $  (1339)         $      9         $  11
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  			   250                 -		  -
 Increase (decrease)in
 accounts payable                  -		     -              -

	                          ----------        ----------     --------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS           (1089)                9            11

Cash flows from investing activities:
Net cash provided by (used in)
investing activities  		      -                 -             -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock   		         2653                 -              -
                              ----------           ----------      --------

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS                1564                 9              11

CASH AND CASH EQUIVALENTS
Beginning of period                                 1555            1949
           				------------        ----------       ----------
CASH AND CASH EQUIVALENTS
end of period			$  1564          $     1564              1960



PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

                       Cumulative
          		 January 16, 1998
          		 (Date of Inception)
           			to	              Nine Months Ended SEPTEMBER 30,
           		SEPTEMBER 30, 2001       	 2001	               2000

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)    $  (1339)      $     (407)       $ (401)
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  	             250               -	            -
 Increase (decrease)in
 accounts payable             -		       -                -
			       ----------            ----------        ------------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS       (1089)               (407)           (401)

Cash flows from investing activities:
Net cash provided by (used in)
investing activities          -                    -                -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock   	            2653                 -                 -
               	   ----------------       -------------     -----------

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS             1564               (407)            (401)

CASH AND CASH EQUIVALENTS
Beginning of period                              1971              2361
           			              	------------    -------------
----------
CASH AND CASH EQUIVALENTS
end of period	              1564             1564            $  1960



         NOTE 1 -FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Pathway Corp. (the "Company"), have been prepared in accordance with the instructions to
Form 10Q-SB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of SEPTEMBER 30, 2001 and the results of operations and cash flows for the three months and nine months ended SEPTEMBER 30, 2001 and 2000
and from the date of inception to SEPTEMBER 30, 2001.    While the Company
believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

The results of operations for the three and nine months ended SEPTEMBER 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Accumulated deficit decreased by $9 which represents a net gain for the three months ended SEPTEMBER 30, 2001

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

Liquidity and Capital Resources

          The Company remains in the development stage and, since inception has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $ 2,903.00 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of January 16, 1998 (inception) through SEPTEMBER 30, 2001 reflects a current asset value of $1564 and a total asset value of $ 1564 which is all in the form of cash.

          The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

         During the period from January 16, 1998 (inception) through SEPTEMBER 30,2001, the Company has engaged in no significant operations other than research and meetings to initiate business, and prospective acquisitions, as well as organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The only source of revenue were Bank interest of $9
       Selling, general and administrative expenses during the three months ended SEPTEMBER 30, 2001 were $0 as compared to $0 for the three months ended
SEPTEMBER 30,  2000.   Selling, general and administrative expenses,
primarily consisted of professional (accounting), and Delaware Taxes.

       Management believes that inflation and changing prices will have minimal effect of operations.

Liquidity and Capital Resources

	The Company has had no material operations and, as of  SEPTEMBER 30,
2001, the Company had working capital of $1555.    The Company had no
liabilities as of SEPTEMBER 30, 2001. Stockholders equity decreased from $1971 for the fiscal year ended December 31, 2000 to $1564 for the six months ended SEPTEMBER 30, 2001, which represents a net loss of $407 for the nine months.

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

Dated:  October 29,, 2001

Pathway Corp.


__/s/______________________________
Carol Kaplan, President



	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_/s/____________		President		October 29, 2001
Carol Kaplan	      Director




_/s/________________	Director	      October 29 , 2001
Robert Scher