Form 10KSB
period 2001-12-31
PATHWAY CORP
filed 2002-03-20
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)
X__Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2001.

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

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,635,000 as of March 01, 2002.

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

          The Company elected to file a Form 10K-SB registration statement, which became effective on January 11, 2000, on a voluntary basis in order to become a reporting company under the Securities Exchange Act of 1934. The Company initially had intended to act as a "blind pool" or "blank check" company, whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. However, it now plans to concentrate on providing support services to sales organizations in the form of administration, marketing, promotion and funding. In addition, the Company may also develop its own sales organization related to financial services. It is discussing this opportunity with various parties possessing the necessary experience and skills, who may participate in the development and implementation of such plans as employees or independent consultants. This does not preclude, where warranted, the acquisition of a business opportunity made by purchase, merger, or exchange of stock. The company has very limited capital, and it is unlikely that the Company will be able to attract the necessary human resources without offering substantial incentives through stock ownership in the Company.

Competition

The Company expects to encounter substantial competition in its efforts to locate and attract individuals and opportunities, primarily from businesses in the respective industry, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain personnel and access to attractive business opportunities.

Employees

          The Company is in the development stage and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees until a core management team has been selected.

Item 2.  Description of Property.

          The Company currently maintains a mailing address at 98-01
67th Avenue, Rego Park, NY 11374, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company's telephone number is 718-997-7838. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. However, the need for additional office facilities may be necessary by the end of the year.

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

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

PART II

Item 5. Market Price and Dividends on the Registrant's Common Equity and Other Shareholder Matters

As of December 31, 2001, there was no currently trading public market for the Company's shares. As of December 31, 2001, the Company's securities were held of record by a total of approximately
20 persons.

No dividends have been paid
to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.


ITEM 6.       MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION.


Results of Operations

During the period from January 16, 1998 (inception)
through December 31, 2001, the Company has engaged in no signifi-
cant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial
efforts to locate a suitable merger or acquisition candidate.   No
revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending December 31, 2001, the Company expects to continue its efforts to locate and develop a sales support service with required business model mix of employees and outsourcing.
The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with implementing this strategy. The
Company does not expect to generate revenues until it completes recruitment of a core management team and offering of its services. Most likely, it will continue to operate at a loss for the rest of the year.

Liquidity and Capital Resources

The Company believes it will require additional capital above the $1,572 it had on December 31, 2001, in the amount of approximately $3,000 in order to pay the costs associated with completion and filing of this report on Form 10-KSB and the costs associated with compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2001. This additional capital will be required whether or not the Company is able to implement a business plan or operation during the current fiscal year. Furthermore, once a business is implemented, the Company's needs for additional financing are likely to increase substantially. However, it is expected that part of the financing will come from the additional members to the management team. No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the recruiting of the core management team to implement the business line. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Not withstanding the foregoing. However, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without the issuance of additional shares or other securities, or through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Item 7.  Financial Statements

The Company's financial statements, consisting of the balance sheet for the year ended December 31, 2001 and related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the years ended
December 31, 2001 and 2000, have been audited by Roger S. Graff, independent certified public accountant, which along with his report thereon, appears on pages F-1 through F-7 hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

	None.





PART III

Item 9. Directors and Executive Officers

The directors and officers currently serving the Company are as follows:

Name                         Age       Positions Held and Tenure

Robert Scher                 60        Chairman of the Board of
                                       		Directors

Carol Kaplan                 58        President, Secretary, Treasurer
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

Item 13.  Exhibits and Reports on Form 8-K

              (a)             Exhibits

	The following exhibits have previously been filed on a Form10 -SB Registration Statement with the Securities and Exchange Commission and are hereby incorporated by reference pursuant to Rule 12b-23:

              		3.1 Certificate of Incorporation
  			3.2 By-laws of the Company
10.1  Consultation Agreement
10.2  Consultation Agreement

(b) Reports on Form 8-K

	The Company did not file any reports on Form 8-K for its last quarter of the year, ended December 31, 2001



ROGER S. GRAFF
CERTIFIED PUBLIC ACCOUNTANT
27 CONCORD ROAD
PORT WASHINGTON, NY 11050




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Stockholders of
Pathway Corp.

I have audited the accompanying balance sheet of Pathway Corp. (a development stage company) as of December 31, 2001, and the related statements of loss and accumulated deficit, changes in stockholders' equity, and cash flows for each of the two years then ended, and for the period from inception
(January 16, 1998) to
December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pathway Corp. as of December 31, 2001 and the results of its operations and cash flows for the period then ended, in conformity with generally accepted accounting principles.





Roger S. Graff, CPA  (NY)
PORT WASHINGTON, NY 11050
March 1, 2001

F-1



Pathway Corp.
(A Development Stage Company)
BALANCE SHEET
December 31, 2001
(Audited)

ASSETS
CURRENT ASSETS
 Cash and cash equivalents   		                                     $ 1,572
 Total current assets                                		                1,572
TOTAL ASSETS                             	                         $ 1,572


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable						          0
 Total current liabilities                      				          0
TOTAL LIABILITIES                                  			$        0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at December 31, 2001         			       106
 Additional paid-in capital                           		                2,797

 Deficit accumulated
 during the development stage                      		               (1,331)

Total stockholders' equity           	                         $ 1,572

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                            				 $ 1,572






The accompanying notes are an integral part of this statement


F 2




PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT





Cumulative
January 16, 1998
(Date of Inception)	   Jan1, 2001	          Jan. 1, 2000
     			to			   to	 	      	to
December 31, 2001       Dec. 31, 2001         Dec. 31, 2000



REVENUE	$             89		$              35		     $       45

EXPENSES:
consulting  expenses	 1420		        	  435		            435


INCOME (LOSS)       (1331)		             (400)		           (390)


INCOME TAXES:
   Federal		              0
   State				  0
                                                  0

NET INCOME (LOSS)  (1331)	             (400)			(390)

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK		   NIL			  NIL	                        NIL

WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
OUTSTANDING DURING  THE
 PERIOD        	     Note	(2)		10,166,000		10,635,000









The accompanying notes are an integral part of this statement

F 3






	PATHWAY CORP.
	(A Development Stage Company)
	Statements of Cash Flows
	the Period From Inception (January  16, 1998) to December 31, 2001


                          Cumulative
                     January 16, 1998
                  (Date of Inception)              year          Jan. 1, 2000
     		       to		             Ended	               to.
                    December 31, 2001          Dec. 31, 2001	    Dec.31, 2000


Cash Flows From Operating Activities:
 Net (loss)                             $     (1331)  $    (400)  $    (390)
Adjustments to reconcile net (loss)
 to net cash provided by (used in)
 operating activities:
Issuance of common stock for services                250           -		-
 Increase (decrease)in accounts payable
                                     		 ----------   ----------   ----------
Net cash provided by (used in)
  operations                                (1081)        (400)      (390)
                                      		 ----------   ----------   ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                	       -             -            -
                                   		 -----------   ----------   ----------
Cash flows from financing activities:
Issuance of common stock                   2653            -            -
				                                     -----------	  ----------	---------
Net cash provided by (used in)
  financing activities                       1572        (400)        (390)
                                        ----------   ----------   ----------
Net increase (decrease) in cash and
  cash equivalents                           1572        (400)        (390)
                                        ----------   ----------   ----------
Beginning cash and cash equivalents             -     1971        2361
                                        ----------   ----------   ----------
Ending cash and cash equivalents    $    1572   $  1571   $    1971
                                    =========   ==========   ==========

Supplemental disclosure of cash flow information:

 Cash paid for: Income taxes             $     -      $     -      $     -
                Interest                 $     -      $     -      $     -

Supplemental schedule of non-cash investing and financing  activities:

 Common shares issued for organization
  costs                                  $     -      $     -      $


	The accompanying notes are an integral  part of this statement.




F4



Pathway Corp.
(A Development Stage Company)
	Statement of Changes in Stockholders' Equity
	For the Period From (Inception) January  16, 1998, through
   December 31, 2001



                                             Deficit Accumulated
                                                  During the
                           Common Stock         Development Stage  Total
                        ----------------      -------------------  -----
                         Shares    Amount
                         ------    ------

Shares issued for
 services at $.001
 per share during
 January, 1998           250,000    $ 250                        $  250
Net (loss) for the period   -          -            (250)         (250)
                        --------    -------         -----         -----
Balance December 31, 1998       250,000      250           (250)
-




Shares issued for
 services during
 August, 1999              5,000      200                          200

 40:1 stock split:
 common stock,p.v $.001   (255,000)       -
 common stock,p.v $.00001  10,200,000     -

shares issued
during November, 1999   190,000        3                            3
shares issued
during November, 1999
at $.01 per share to
investors                245,000    2,450                       2,450
Net (loss) for the
period 1/1/99-12/31/00     -          -             (682)        (682)
Net (loss) for the
period 1/1/01-12/31/01     -	        -	          (400)        (400)
                        ---------   --------       ---------     -------

BalanceDec 31, 2001    10,635,000   $2,903        $  (1332)    $   1,571
                      ==========  ========       =========     =========




The accompanying notes are an integral part of this statements.



F-5





Pathway Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001

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

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full- time employees and owns no real property. The Company registered with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934 and the registration became effective on January 11 2000. The company intends to operate as a capital market access corporation and intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

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

Consideration of Other Comprehensive Income Items
SFAF 130 Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

As of December 31, 2001, 10,635,000 shares of the common stock of the Company were issued and outstanding.


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

4.        INCOME TAXES

The Company has Federal net operating loss carry forwards of  approximately
$1331 expiring in the year 2013 through 2015.    The tax benefit of these net
operating losses, which totals approximately $200 has been offset by a full allowance for realization. This carry forward may be limited upon the consummation of a business combination under IRC
Section 381.



F-7


SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 21, 2002

Pathway Corp.


__________________________________
Carol Kaplan, President



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_____________			President		March 21, 2002
Carol Kaplan			 Director




_________________		Director		March 21, 2002
Robert Scher