Form 10QSB
period 2002-03-31
PATHWAY CORP
filed 2002-05-14
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Yes  X       No

As of MARCH 31, 2002, the Registrant had 10,635,000 shares of common stock issued and outstanding.





PATHWAY CORP.


TABLE OF CONTENTS 					 PAGE No.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF MARCH 31, 2002                                      3

STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED MARCH 31, 2002 AND 2001	                             4
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO MARCH 31, 2002



STATEMENTS OF CASH FLOWS FOR THE THREE
MONTHS ENDED MARCH 31, 2002 AND 2001	                            5
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO MARCH 31, 2002



NOTES TO FINANCIAL STATEMENTS	                                        6

ITEM 2.  Managements Discussion and Analysis
    of financial Condition and Results of
    Operation			                                                      7


SIGNATURE				                                       9




Pathway Corp.
(A Development Stage Company)

BALANCE SHEET
MARCH 31, 2002
(Unaudited)


ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $ 1142

 Total current assets                         				   1,142


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     0
 Total current liabilities                            0
TOTAL LIABILITIES  			                	              $      0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at June 30, 2000                     106
 Additional paid-in capital                       2,797

 Deficit accumulated
 during the development stage                 (1,761)

 Total stockholders' equity                 				  $ 1,142

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                         				                $ 1,142




The accompanying notes are an integral part of this  statement



PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           			Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	     Three Months Ended March 31,
           			March 31, 2002    	         2002		      2001



REVENUE
Interest   $     94          $         6                           $    11

EXPENSES:
General and
Administrative             1855	           435	                   435

INCOME (LOSS) BEFORE
TAXES			           (1761)	                (429)                 (424)


INCOME TAXES:
   Federal                  0
   State	                    0
                                 0
NET INCOME (LOSS)	          (1761)                (429)		     (424)

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL		      NIL	                        NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				           10,635,000  	      10,635,000


The accompanying notes are an integral part of this statement


PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

  Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	       Three Months Ended March 31
           			March 31, 2002       		 2002		    2001

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)     $  (1761)        $   (429)       	    $ (424)
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  			   250                                  -		  -
 Increase (decrease)in
 accounts payable                -		              -                 -
	                            ----------        ----------        --------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS           (1511)           (429)          (424)

Cash flows from investing activities:
Net cash provided by (used in)
investing activities  		          -           -                    -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock   		             2653                     -    		   -
        			              ----------              ----------        --------

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS         1142                   (429)           (424)

CASH AND CASH EQUIVALENTS
Beginning of period             1571              1971
           				------------       ----------                     ----------
CASH AND CASH EQUIVALENTS
end of period			$  1142                $          1142            1547



NOTE 1 -FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Pathway Corp. (the "Company"), have been prepared in accordance with the instructions to Form 10Q-SB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001
and from the date of inception to march 31, 2002.    While the Company
believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

The results of operations for the three ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2-CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of Bank interests with a yield of 1-2%

NOTE 3- INCOME TAXES

The Company has Federal net operating loss carry forwards of  approximately
$1331 expiring in the year 2013 through 2016.    The tax benefit of these
net operating losses, which totals approximately $200 has been offset by a full allowance for realization. This carry forward may be limited upon the consummation of a business combination under IRC Section 381

NOTE 4 -  CHANGES IN STOCKHOLDERS' EQUITY

Accumulated deficit decreased by $429 which represents a net loss for the three months ended March 31, 2002

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

As of December 31, 2001, 10,635,000 shares of the common stock of the Company were issued and outstanding..

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

Liquidity and Capital Resources

          The Company remains in the development stage and, since inception has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $ 2,903.00 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of January 16, 1998 (inception) through march 31, 2002 reflects a current asset value of $1142 and a total asset value of $ 1142 which is all in the form of cash.


The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

         During the period from January 16, 1998 (inception) through
March 31,2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The only source of revenue were Bank interest of $6

       Selling, general and administrative expenses during the three months ended March 31, 2002 were $435 as compared to $435 for the three months ended
March 31,  2001.   Selling, general and administrative expenses, primarily
consisted of professional (accounting), and Delaware Taxes.

       Management believes that inflation and changing prices will have minimal effect of operations.

Liquidity and Capital Resources

	The Company has had no material operations and, as of  March 31, 2002,
the Company had working capital of $1142.    The Company had no liabilities as
of march 31, 2002. Stockholders equity decreased from $1571 for the fiscal year ended December 31, 2001 to $1142 for the three months ended March 31, 2002, which represents a net loss of $429 for the three months.

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

Dated:  May 14, 2002

Pathway Corp.


__/s/______________________________
Carol Kaplan, President



	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_/s/____________		President		May 14, 2002
Carol Kaplan	      Director




_/s/________________		Director		              May 14, 2002
Robert Scher






9