Form 10QSB
period 2002-06-30
PATHWAY CORP
filed 2002-08-07
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Yes  X       No

As of JUNE 30, 2002, the Registrant had 10,635,000 shares of common stock issued and outstanding.





PATHWAY CORP.


TABLE OF CONTENTS 					 PAGE No.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF JUNE 30, 2002                                         3

STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED JUNE 30, 2002 AND 2001	                                4
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO JUNE 30, 2002

STATEMENTS OF OPERATIONS FOR THE SIX
MONTHS ENDED JUNE 30, 2002 AND 2001	                              5
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO JUNE 30, 2002


STATEMENTS OF CASH FLOWS FOR THE THREE
MONTHS ENDED JUNE 30, 2002 AND 2001	                            6
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO JUNE 30, 2002


STATEMENTS OF CASH FLOWS FOR THE SIX
MONTHS ENDED JUNE 30, 2002 AND 2001	                            7
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO JUNE 30, 2002

NOTES TO FINANCIAL STATEMENTS	                                          8

ITEM 2.  Managements Discussion and Analysis
    of financial Condition and Results of
    Operation			                                                       9


SIGNATURE				                                       11




Pathway Corp.
(A Development Stage Company)

BALANCE SHEET
JUNE 30, 2002
(Unaudited)


ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $ 1147

 Total current assets                         				   1,147


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     0
 Total current liabilities                            0
TOTAL LIABILITIES  			                	              $      0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at June 30, 2000                     106
 Additional paid-in capital                          2,797

 Deficit accumulated
 during the development stage                 (1,756)

 Total stockholders' equity                 				  $ 1,147

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                         				                $ 1,147




The accompanying notes are an integral part of this  statement



PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           			Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	     Three Months Ended JUNE 30,
           			JUNE 30, 2002    	         2002		      2001



REVENUE
Interest      0        $     99           $       5          $     8

EXPENSES:
General and
Administrative             1855	                  0               0

INCOME (LOSS) BEFORE
TAXES			                  (1756)	                 5               8


INCOME TAXES:
   Federal                  0
   State	                    0
                                 0
NET INCOME (LOSS)	          (1756)                 5 		       8

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL		      NIL	                        NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				           10,635,000  	      10,635,000


The accompanying notes are an integral part of this statement


PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           			Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	         Six Months Ended June 30,
           			June 30, 2002   		       2002	            2001



REVENUE
Interest   		$     99           		  $    11	                    $       19

EXPENSES:
General and
Administrative       1855	               435                    435


INCOME (LOSS) BEFORE
TAXES			   (1756)	                       (424 )                          (416)


INCOME TAXES:
   Federal                    0
   State	                     0
                                   0
NET INCOME (LOSS)        (1756)           	        (424)	                (416)

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL		      NIL	                        NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				           10,635,000  	      10,635,000


The accompanying notes are an integral part of this statement
5


PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

  Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	       Three Months Ended JUNE 30
           			JUNE 30, 2002       		 2002		    2001

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)    $  (1756)       $      5     $   8
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  			   250                                  -		     -
 Increase (decrease)in
 accounts payable                 -		              -              -
	   		                    ----------          ----------     -------------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS        (1506)                 5             8

Cash flows from investing activities:
Net cash provided by (used in)
investing activities  		        -                -                -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock                2653                -    		      -
        			              ----------         ----------        --------

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS           1147                  5              8

CASH AND CASH EQUIVALENTS
Beginning of period                           1142               1547
                     				------------         ----------    ----------
CASH AND CASH EQUIVALENTS
end of period	        		$  1147        $     1147                1555



 PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

  Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	          Six Months Ended June 30,
           			June 30, 2002       		 2002	               2001

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)     $  (1756)          $     (424)       $ (416)
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  		             250               -		        -
 Increase (decrease)in
 accounts payable                 -		           -           -
			                  ----------            ---------       ------------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS        (1506)              (424)           (416)

Cash flows from investing activities:
Net cash provided by (used in)
investing activities  		          -             -                  -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock                      2653                        -
     			   ----------------         -------------                -----------

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS         1147           (424)                        (416)

CASH AND CASH EQUIVALENTS
Beginning of period                              1571              1971
                   			 	------------         -------------       ----------
CASH AND CASH EQUIVALENTS
end of period		         1147                1147            $  1555

         NOTE 1 -FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Pathway Corp. (the "Company"), have been prepared in accordance with the instructions to Form 10Q-SB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of JUNE 30, 2002 and the results of operations and cash flows for the three months and six months ended JUNE 30, 2002 and 2001
and from the date of inception to JUNE 30, 2002.    While the Company
believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

The results of operations for the three and six months ended JUNE 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2-CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of Bank interests with a yield of 2-3%

NOTE 3- INCOME TAXES

The Company has Federal net operating loss carry forwards of  approximately
$92 expiring in the year 2013 through 2016.    The tax benefit of these
net operating losses, which totals approximately $139 has been offset by a full allowance for realization. This carry forward may be limited if a business combination were to be be consummated under IRC Section 381.

NOTE 4 -  CHANGES IN STOCKHOLDERS' EQUITY

Accumulated deficit decreased by $5 which represents a net gain for the three months ended JUNE 30, 2002



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

Liquidity and Capital Resources

          The Company remains in the development stage and owing to management's periodic absorption of minor expenses since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $ 2,903.00 from its inside capitalization funds. Consequently, the Company's balance sheet as of
JUNE 30, 2002 reflects a current asset value of $1147 and a total asset value of $ 1147 which is all in the form of cash.

          The Company will carry out its plan of business as discussed below. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the development of revenue producing business or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

         During the period from January 16, 1998 (inception) through
JUNE 30,2002, the Company has been engaged in discussions with parties to establish a sales/marketing and distribution company or acquire related businesses, which have a low risk relative to the deteriorating economic conditions in the U.S.



       Selling, general and administrative expenses during the three months ended JUNE 30, 2002 were $0 as compared to $0 for the three months ended JUNE 30, 2001.
       Management believes that inflation and changing prices will have minimal effect on operations.

Liquidity and Capital Resources

	The Company has had no material revenue producing operations and, as of
 JUNE 30, 2002, the Company had working capital of $1147.    The Company
 had no liabilities as of JUNE 30, 2002. Stockholders equity decreased from $1571 for the fiscal year ended December 31, 2001 to $1147 for the six months ended JUNE 30, 2002, which represents a net loss of $424 for the six months.

	The Company has no  present outside sources of liquidity.  In the event the
Company determines that its present capital is not adequate for a future acquisition, the Company may arrange for outside financing and /or may do a public offering or private placement of its securities.

       For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with researching possible businesses to develop or acquire. The company anticipates that until a business operation is initiated, it will not generate revenues other than limited interest income. The Company may also continue to operate at a loss after starting a revenue generating operation.


Need for Additional Financing



         The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one year. No commitments to provide additional funds have been made by management or other stockholders, and the Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.
In the event the Company does elect to raise additional capital prior to developing a profit generating business, it expects to do so through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

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

Dated:  July 25, 2002

Pathway Corp.


__/s/______________________________
Carol Kaplan, President



	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_/s/____________		President		July 25, 2002
Carol Kaplan	      Director




_/s/________________		Director		              July 25, 2002
Robert Scher






11