Form 10QSB
period 2002-09-30
PATHWAY CORP
filed 2002-11-04
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD  FROM
______________ TO ______________

COMMISSION FILE NUMBER 0-28043


PATHWAY CORP.
(Exact name of registrant as specified in its charter)

                 Delaware                                        52-
2177760
(State or jurisdiction of  incorporation           I.R.S. Employer
                      or organization)                 Identification
No.)

1220 North Market Street, suite 606
Wilmington, Delaware   19801
(Address of principal executive offices)

Registrant's telephone number:  (718) 997-7838

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

Yes  X       No

As of SEPTEMBER 30, 2002, the Registrant had 10,635,000 shares of common stock issued and outstanding.





PATHWAY CORP.


TABLE OF CONTENTS 					 PAGE No.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF SEPTEMBER 30, 2002 		   3

STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED SEPTEMBER 30, 2002 AND 2001           4
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO SEPTEMBER 30, 2002

STATEMENTS OF OPERATIONS FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2002 AND 2001	         5
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO SEPTEMBER 30, 2002


STATEMENTS OF CASH FLOWS FOR THE THREE
MONTHS ENDED SEPTEMBER 30, 2002 AND 2001           6
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO SEPTEMBER 30, 2002


STATEMENTS OF CASH FLOWS FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2002 AND 2001           7
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO SEPTEMBER 30, 2002

NOTES TO FINANCIAL STATEMENTS	                      8

ITEM 2.  Managements Discussion and Analysis
         or Plan of Operation	                      9


SIGNATURE	                                       11





Pathway Corp.
(A Development Stage Company)

BALANCE SHEET
SEPTEMBER 30, 2002
(Unaudited)


ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $ 1151

 Total current assets
1,151


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     0
 Total current liabilities                            0
TOTAL LIABILITIES  			                	              $
0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at SEPTEMBER 30, 2000                     106
 Additional paid-in capital                                       2,797

 Deficit accumulated
 during the development stage                 (1,752)

 Total stockholders' equity                 				  $
1,151

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY
$ 1,151



The accompanying notes are an integral part of this  statement



PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           		Cumulative
          		 January 16, 1998
          		 (Date of Inception)
           			to	        Three Months Ended SEPTEMBER 30,
         	      SEPTEMBER 30, 2002        2002	      2001



REVENUE
Interest              $     103           $       4          $     9

EXPENSES:
General and
Administrative             1855	                0               0


INCOME (LOSS) BEFORE
TAXES	                    (1752)	                 4               9


INCOME TAXES:
   Federal                  0
   State	                0
                                 0
NET INCOME (LOSS)	        (1752)                 4 		       9

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL		      NIL                    NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				           10,635,000  	      10,635,000


The accompanying notes are an integral part of this statement


PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           	   Cumulative
          	  January 16, 1998
         	(Date of Inception)
                 to	        	Nine Months Ended SEPTEMBER 30,
     		SEPTEMBER 30, 2002   	    2002            2001



REVENUE
Interest   	$     103                  $    15       $      28

EXPENSES:
General and
Administrative        1855                 435             435


INCOME (LOSS) BEFORE
TAXES		       (1752)	            (420)           (407)


INCOME TAXES:
   Federal                    0
   State	                       0
                                   0
NET INCOME (LOSS)   (1752)     	       (420)	     (407)

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL	             NIL	           NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				         10,635,000        10,635,000


The accompanying notes are an integral part of this statement
5














PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

                      Cumulative
          		 January 16, 1998
          		 (Date of Inception)
           			to         Three Months Ended SEPTEMBER 30
           		SEPTEMBER 30, 2002       	 2002		    2001

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)   $  (1752)         $      4              $   9
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  		       250                -	             -
 Increase (decrease)in
 accounts payable                -	              -                -
	   		        ----------        ----------     -------------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS       (1502)              4                   9

Cash flows from investing activities:
Net cash provided by (used in)
investing activities  	          -               -                -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock                 2653                -    	      -
        		         ----------        ----------        --------
NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS           1151                4                  9

CASH AND CASH EQUIVALENTS
Beginning of period                          1147               1555
                     -----------         ----------        ----------
CASH AND CASH EQUIVALENTS
end of period		$  1151         $     1151               1564




PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

                Cumulative
          	 January 16, 1998
         	(Date of Inception)
           		to	            Nine Months Ended SEPTEMBER 30,
         	SEPTEMBER 30, 2002             2002	          2001

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)     $  (1752)    $  (420)         $ (407)
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  		        250             -	       -
 Increase (decrease)in
 accounts payable               -	   	    -               -
			        ----------        ---------     ------------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS     (1502)            (420)            (407)

Cash flows from investing activities:
Net cash provided by (used in)
investing activities  	      -                 -               -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock             2653                   -		     -
     		   ----------------         -------------       -----------

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS         1151               (420)                 (407)

CASH AND CASH EQUIVALENTS
Beginning of period                          1571                 1971
                    ------------         -------------       ----------
CASH AND CASH EQUIVALENTS
end of period            1151               1151              $  1564




         NOTE 1 -FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Pathway Corp. (the "Company"), have been prepared in accordance with the instructions to Form 10Q-SB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of SEPTEMBER 30, 2002 and the results of operations and cash flows for the three months  and nine months ended SEPTEMBER 30, 2002 and
2001
and from the date of inception to SEPTEMBER 30, 2002.    While the
Company
believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

The results of operations for the three and nine months ended SEPTEMBER
30,
2002 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 -  CHANGES IN STOCKHOLDERS' EQUITY

Accumulated deficit decreased by $4 which represents a net gain for the three months ended SEPTEMBER 30, 2002



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

General

          The Company has developed an internet shopping mall which is to be launched in October 2002. It remains in the development stage and owing to its strategy of shared revenue outsourcing and management's periodic absorption of minor expenses since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $ 2,903.00 from its inside capitalization funds. Consequently, the Company's balance sheet as of SEPTEMBER 30, 2002 reflects a current asset value of $1151 and a total asset value of $ 1151 which is all in the form of cash.

          The Company will carry out its plan of business as discussed below.
It believes that its outsourcing strategy will be able to limit growth in expenses to a level proportional to growth in revenue with profitability as the objective.

Results of Operations

         During the period from January 16, 1998 (inception) through SEPTEMBER 30,2002, the Company has been engaged in discussions with parties to establish a sales/marketing and distribution company or acquire related businesses, which have a low risk relative to the deteriorating economic conditions in the U.S. In line with this strategy, the Company has developed an internet shopping mall which will be activated for service in October 2002. Accordingly, it can be expected that additional resources will be required.



	Owing to the strategy of shared revenue outsourcing, Selling, general and administrative expenses during the three months ended SEPTEMBER 30, 2002 were $0 as compared to $0 for the three months ended
SEPTEMBER 30,  2001.
       Management believes that inflation and changing prices will have minimal effect on operations.

Liquidity and Capital Resources

	The Company has had no material revenue producing operations and, as of SEPTEMBER 30, 2002, the Company had working capital of $1151.
The Company had no liabilities as of SEPTEMBER 30, 2002. Stockholders equity decreased from $1571 for the fiscal year ended December 31, 2001 to $1151 for the nine months ended SEPTEMBER 30, 2002, which represents a net loss of $420 for the nine months.

	The Company has no present outside sources of liquidity. In the event the
Company determines that its present capital is not adequate for a future acquisition, the Company may arrange for outside financing and /or may do a public offering or private placement of its securities.

       For the current fiscal year, the Company anticipates incurring a small loss as a result of expenses associated with maintaining registration under the Securities Exchange Act of 1934, and expenses associated with promotion of its internet shopping mall to be launched in October 2002.


Need for Additional Financing



         The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately one year. However, the Company plans on issuing stock to consultants and individuals assisting in the test marketing of its internet shopping mall to be launched October 2002. The results of this work will help determine the scope and direction of marketing efforts and the corresponding required funds. It is expected that positive results will encourage management to seek outside funding by issuing additional shares, to expand the service.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 8, 2002

Pathway Corp.


__/s/______________________________
Carol Kaplan, President



	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_/s/____________		President		Oct 8, 2002
Carol Kaplan	      Director




_/s/________________		Director		              Oct 8,
2002
Robert Scher






11