Form 10KSB
period 2002-12-31
PATHWAY CORP
filed 2003-03-25
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)
X__Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2002.

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











PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development

          The Company was incorporated under the laws of the State of Delaware on January 16, 1998, and is in the early developmental and promotional stages. To date the Company has developed an internet shopping mall which was launched in November 2002. It remains in the development stage, and owing to its strategy of paying for outsourced contract services with stock and management's periodic absorption of minor expenses, since inception, has experienced no significant change in liquidity or capital resources in stockholder's equity. The Company has no full-time employees and owns no real estate.

          The Company elected to file a Form 10-SB registration statement, which became effective on January 11, 2000, on a voluntary basis in order to become a reporting company under the Securities Exchange Act of 1934. The Company is a marketing and distribution company whose business plan is to seek, investigate, develop and, if warranted, acquire niche products, services, or businesses of such to market to the public, and to pursue other related activities intended to enhance shareholder value. The Company developed a website offering branded products from major manufacturers and retailers in a shopping mall motif. Persons registering for membership in the Companies shopping Club receive rebates on their purchases in addition to any merchant discounts.


Competition

The Company expects to encounter substantial competition from other websites offering merchandise for sale to the public. This includes shopping malls, manufacturers, and auction sites such as e-bay, as well as from established "brick and mortar" retail and wholesale establishments. The Company hopes to minimize the cost of promoting the business by offering shopping rebates to individuals who are Pathway Shopping Club members. Currently, membership is free. Furthermore, the Company seeks unique products and services which have smaller competitors that can be acquired for stock which could be sold over our website. These niche products would provide substantially higher profit margins than the well known branded items now being offered by us.

Employees

          The Company is in the development stage and has adopted a policy of contracting with independent advisors and consultants for shares in the Company. It currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees until member registrations and sales activity increases substantially.

Item 2.  Description of Property.

          The Company currently maintains a mailing address at 98-01 67th Avenue, Rego Park, NY 11374, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company's telephone number is 718-997-7838. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. However, the need for additional office facilities may be necessary once the Company engages full time or long term contract personnel.

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

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

PART II

Item 5. Market Price and Dividends on the Registrant's Common Equity and Other Shareholder Matters

As of December 31, 2002, there was no currently trading public market for the Company's shares. As of December 31, 2002, the Company's securities were held of record by a total of approximately
20 persons.

No dividends have been paid
to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.


ITEM 6.       MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATION.

In November of 2002 the Company started the Pathway Shopping
Club which offers thousands of name brand products from well known merchants and manufacturers over its website which was activated that month. The website is setup in a shopping mall motif and shoppers have the ability to buy from their favorite merchants from the comfort and convenience of their homes. This service provides rebates to its members in addition to any discounts provided by the merchants. The company remains in the development stage as it continues to enhance its website and promote the shopping club, which currently has free membership.



Results of Operations

Since inception, the Company has been engaged in discussions with parties to establish a sales/marketing and distribution company or acquire related businesses, which have a low risk relative to the deteriorating economic con-ditions in the U.S. In line with this strategy, the Company has developed an internet shopping mall which was activated for service in November 2002. Accordingly, it can be expected that additional resources will be required.

As of December 31, 2002, the Company remains in the development stage and owing to its strategy of shared revenue outsourcing and management's periodic absorption of minor expenses since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $106 from its inside capitalization funds and receipt of additional paid-in capital totaling $2,797. Consequently, for the fiscal year ended December 31, 2002, the Company's balance sheet reflects current and total assets of $1,154 in the form of cash, and no liabilities.

The Company will carry out its plan of business as discussed below. It believes that its outsourcing strategy will be able to limit growth in cash expenses to a level proportional to growth in revenue with profitability as the objective.

Plan of Operations

For the fiscal year ending December 31, 2003, the Company expects to continue its efforts to develop the internet shopping club concept, as a platform to offer high margin niche products and services.
The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with developing and promoting its website and shopping club.

Liquidity and Capital Resources

The Company believes it will require additional capital above the $1,154 it had on December 31, 2002, in the amount of approximately $10,000 in order to pay the costs associated with completion and filing of this report on Form 10-KSB and the costs associated with compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2003. Continuing our policy of outsourcing to independent contractors for stock should help minimize cash needs. However, as the Company increases its advertising and marketing program, the Company's needs for additional financing are likely to increase substantially.
,


However, at this time, no specific commitments to provide additional funds
have been made by management or other stockholders.   Accordingly,
there can be no assurance that any additional funds will be avail-able to the Company to allow it to cover its expenses. Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without the issuance of additional shares or other securities, or through the private placement of restricted securities.

Item 7.  Financial Statements

The Company's financial statements, consisting of the balance sheet for the year ended December 31, 2002 and related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the years ended
December 31, 2002 and 2001, have been audited by Roger S. Graff, independent certified public accountant, which along with his report thereon, appears on pages F-1 through F-7 hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

	None.





PART III

Item 9. Directors and Executive Officers

The directors and officers currently serving the Company are as follows:

Name                         Age       Positions Held and Tenure

Robert Scher                 61        Chairman of the Board of
                                       		Directors

Carol Kaplan                 59        President, Secretary, Treasurer
                          		 		and Director

Robert Scher has been Chairman of the Board of Directors
of the Company since August 1, 1999. Additionally, he has been Chairman of the Board and President of U.S.A Growth Inc., a publicly traded company, from July 1995 until July, 1999.
He has also been the President of Growth Net Inc. since May
10, 1999.   Mr. Scher has a B.A. in accounting from the City
University of New York, Baruch College . He has been an accountant with the Health and Hospital Corporation since
1971 - 1999. He is currently a self-employed tax consultant and a private investor. He is the brother of Carol Kaplan.

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

	The Company did not file any reports on Form 8-K for its last quarter of the year, ended December 31, 2001



ROGER S. GRAFF
CERTIFIED PUBLIC ACCOUNTANT
27 CONCORD ROAD
PORT WASHINGTON, NY 11050




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Stockholders of
Pathway Corp.

I have audited the accompanying balance sheet of Pathway Corp. (a development stage company) as of December 31, 2002, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for each of the two years then ended, and for the period from inception (January 16, 1998) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pathway Corp. as of December 31, 2002 and the results of its operations and cash flows for the period then ended, in conformity with generally accepted accounting principles.





Roger S. Graff, CPA  (NY)
PORT WASHINGTON, NY 11050
March 11, 2003

F-1




Pathway Corp.
(A Development Stage Company)
BALANCE SHEET
December 31, 2002
(Audited)

ASSETS
CURRENT ASSETS
 Cash and cash equivalents   	                                     $ 1,154
 Total current assets                            		              1,154
TOTAL ASSETS                                     	             $ 1,154


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable						          0
 Total current liabilities                      				          0
TOTAL LIABILITIES                                  			$        0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at December 31, 2001          			       106
 Additional paid-in capital                           		                2,797

 Deficit accumulated
 during the development stage                      		               (1,749)

 Total stockholders' equity                      	                  $ 1,154

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                        			  $ 1,154






The accompanying notes are an integral part of this statement







PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT



                   Cumulative
                  January 16, 1998
                 (Date of Inception)	     Jan 1, 2002	          Jan. 1, 2001
                         to			                   to	              to
                 December 31, 2002       Dec. 31, 2002        Dec. 31, 2001




REVENUE	$           106	        $    17		       $     35

EXPENSES:
consulting  expenses	 1855	            435		            435


INCOME (LOSS)      (1,749)	          (418)		          (400)


INCOME TAXES:
   Federal	    0
   State	    0	           0

NET INCOME (LOSS)  (1,749)	   (418)	      ( 400)

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK		   NIL			  NIL	                        NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD      Note	(2)	10,635,000		10,635,000





The accompanying notes are an integral part of this statement





	PATHWAY CORP.
	(A Development Stage Company)
	Statements of Cash Flows
	the Period From Inception (January  16, 1998)
             to December 31, 2002

	               Cumulative
                     January 16, 1998
                  (Date of Inception)	        Year	     Jan. 1, 2001
                             to	      	                  Ended	            to.
                   December 31, 2002           Dec. 31, 2002	      Dec.31, 2001

Cash Flows From Operating Activities:
 Net (loss)     $    (1749)                     $    (418)        $    (400)
Adjustments to reconcile net (loss)
 to net cash provided by (used in)
 operating activities:
Issuance of common stock for services        250           -		-
 Increase (decrease)in accounts payable
                        		                 ----------   ----------   ----------
Net cash provided by (used in)
  operations                                (1499)         (418)       (400)
                                        	----------    ----------  ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                   	  -                -         -
                                  	     -----------     ----------  ----------
Cash flows from financing activities:
Issuance of common stock                    2653             -         -
			                                      -----------    ----------	---------
Net cash provided by (used in)
  financing activities                      1154          (418)       (400)
                                         ----------     ----------  ----------
Net increase (decrease) in cash and
  cash equivalents                          1154          (418)       (400)
                                        ----------      ----------  ----------
Beginning cash and cash equivalents          -            1572        1971
                                     ----------         ----------  ----------
Ending cash and cash equivalents  $    1154   $   1154            $   1571
                                    ==========   ==========   ==========

Supplemental disclosure of cash flow information:

 Cash paid for: Income taxes      $     -      $     -      $     -
                Interest          $     -      $     -      $     -

Supplemental schedule of non-cash investing and financing  activities:

 Common shares issued for organization
  costs                               $     -      $     -      $


	The accompanying notes are an integral  part of this statement.



Pathway Corp.
(A Development Stage Company)
	Statement of Changes in Stockholders' Equity
	For the Period From (Inception) January  16, 1998, through
             December 31, 2002



                                                   Deficit Accumulated
                                                       During the
                               Common Stock         Development Stage    Total
                              ----------------      -------------------  -----
                              Shares    Amount
                              ------    ------

Shares issued for
 services at $.001
 per share during
 January, 1998                250,000    $ 250                       $  250
Net (loss) for the period      -            -            (250)         (250)
                             ---------   --------       ---------    --------
Balance December 31, 1998     250,000      250           (250)          -

Shares issued for
 services during
 August, 1999                  5,000      200                          200

 40:1 stock split:
 common stock,p.v $.001        (255,000)       -
 common stock,p.v $.00001    10,200,000 	     -

shares issued
during November, 1999           190,000        3                       3
shares issued
during November, 1999
at $.01 per share to
investors                      245,000    2,450                        2,450
Net (loss) for the
period 1/1/99-12/31/01          -          -            (1081)       (1081)
Net (loss) for the
period 1/1/02-12/31/02		 -	   -		(418)	      (418)
                              ---------   --------       ---------     -------

Balance December 31, 2002    10,635,000   $2,903      $  (1749)    $   1,154
                           ==========  ========       =========     =========




The accompanying notes are an integral part of this statements.






Pathway Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002



1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

Pathway Corp. (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on January 16, 1998. The current registered office of the Company is 1220 North Market
Street, Suite 606, Wilmington, Delaware 19801. The current principal office of the corporation is 1220 North Market Street, Suite 606, Wilmington, Delaware 19801. During the period from January 16, 1998 (inception) through December
31, 2002, the Company has been engaged in discussions with parties to establish a sales/marketing and distribution company or acquire related businesses, which have a low risk relative to the deteriorating economic conditions in the U.S. In line with this strategy, the Company has developed an internet shopping mall which was activated for limited service in November 2002. Accordingly, it can be expected that additional resources will be required as the Company goes towards implementing a full marketing campaign.

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

Consideration of Other Comprehensive Income Items
SFAF 130 Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.



2.  STOCKHOLDERS' EQUITY

Pursuant to a consulting services and subscription agreement dated January 17, 1998, Carol Kaplan was issued 250,000 shares of the common stock at par value .001 of the Company for a value of $250.00
in services.   On November 2, 1999 there was a 40:1 stock split and the 250,000 shares were exchanged for 10,000,000 shares at par value of .00001 of the common stock of the Company. During the year 2002, the Company contracted with individuals for various services to be performed for the Company in exchange for Company stock. Upon satisfactory completion of each contract, the Company will be obligated to issue shares. When all contracts are completed, a total of 42,000 will be issued.


As of December 31, 2002, 10,635,000 shares of the common stock of the Company were issued and outstanding.


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

4.        INCOME TAXES

The Company has Federal net operating loss carry forwards of approximately $1749 expiring in the year 2013 through 2016. The tax benefit of these net operating losses, which totals approximately $ 200 has been offset by a full allowance for realization. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.





















F-7


SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 18, 2003

Pathway Corp.


__________________________________
Carol Kaplan, President



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_____________			President		March 18, 2003
Carol Kaplan			 Director




_________________		Director		March 18, 2003
Robert Scher