Form 10QSB
period 2003-03-31
PATHWAY CORP
filed 2003-05-15
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes  X       No

As of MARCH 31, 2003, the Registrant had 10,635,000 shares of common stock issued and outstanding.





PATHWAY CORP.


TABLE OF CONTENTS 					 PAGE No.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF MARCH 31, 2003                                     3

STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED MARCH 31, 2003 AND 2002	                             4
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO MARCH 31, 2003



STATEMENTS OF CASH FLOWS FOR THE THREE
MONTHS ENDED MARCH 31, 2003 AND 2002	                            5
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO MARCH 31, 2003



NOTES TO FINANCIAL STATEMENTS	                                        6

ITEM 2.  Managements Discussion and Analysis
    of financial Condition and Results of
    Operation			                                                      7


SIGNATURE				                                       8




Pathway Corp.
(A Development Stage Company)

BALANCE SHEET
MARCH 31, 2003
(Unaudited)


ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $ 1008

 Total current assets                         				   1,008


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     0
 Total current liabilities                            0
TOTAL LIABILITIES  			                	              $      0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at June 30, 2000                     106
 Additional paid-in capital                       2,797

 Deficit accumulated
 during the development stage                 (1,895)

 Total stockholders' equity                 				  $ 1,008

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                         				                $ 1,008




The accompanying notes are an integral part of this  statement



PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           			Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	     Three Months Ended March 31,
           			March 31, 2003   	              2003	        2002



REVENUE
Interest                     $     109               $     3       $     6

EXPENSES:
General and
Administrative                      2004	                149	    435

INCOME (LOSS) BEFORE
TAXES			           (1895)	                       (146)           (429)


INCOME TAXES:
   Federal                  0
   State	                    0
                                 0
NET INCOME (LOSS)	          (1895)                             (146)	   (429)

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL		      NIL	                        NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				           10,635,000  	      10,635,000


The accompanying notes are an integral part of this statement


PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

  Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	  Three Months Ended March 31
           			March 31, 2003      		 2003		    2002

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)               $  (1895)         $   (146)   	$ (429)
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  			                    250                  -	       	  -
 Increase (decrease)in
 accounts payable                  -		          -             -
                          ----------              ----------       --------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS         (1645)                  (146)          (429)

Cash flows from investing activities:
Net cash provided by (used in)
investing activities  		          -                       -               -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock   		                  2653                     -    	 -
        			       ----------                 ----------        --------

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS                    1008           (146)            (429)

CASH AND CASH EQUIVALENTS
Beginning of period                              1154             1571
                               ------------    ----------      ----------
CASH AND CASH EQUIVALENTS
end of period			$  1008                $           1008               1142



NOTE 1 -FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Pathway Corp. (the "Company"), have been prepared in accordance with the instructions to Form 10Q-SB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002
and from the date of inception to March 31, 2003.    While the Company
believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

The results of operations for the three ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2-CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of Bank interests with a yield of 1-2%

NOTE 3- INCOME TAXES

The Company has Federal net operating loss carry forwards of  approximately
$1749 expiring in the year 2013 through 2016.    The tax benefit of these
net operating losses, which totals approximately $262 has been offset by a full allowance for realization. This carry forward may be limited upon the consummation of a business combination under IRC Section 381

NOTE 4 -  CHANGES IN STOCKHOLDERS' EQUITY

Accumulated deficit increased by $146 which represents a net loss for the three months ended March 31, 2003

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

General

In November of 2002 the Company started the Pathway Shopping
Club which offers thousands of name brand products from well known merchants and manufacturers over its website which was activated that month. The website is setup in a shopping mall motif and shoppers have the ability to buy from their favorite merchants from the comfort and convenience of their homes. This service provides rebates to its members in addition to any discounts provided by the merchants. The company remains in the development stage as it continues to enhance its website and promote the shopping club, which currently has free membership, as well as seeking out opportunities to develop other shopping websites.

Results of Operation

As of March 31, 2003, the Company remains in the development stage and owing to its strategy of shared revenue outsourcing and management's periodic absorption of minor expenses since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $106 from its inside capitalization funds and receipt of additional paid-in capital totaling $2,797. Consequently, for the fiscal year ended March 31, 2003, the Company's balance sheet reflects current and total assets of $1,008 in the form of cash, and no liabilities.

The Company will carry out its plan of business as discussed below. It believes that its outsourcing strategy will be able to Ilimit growth in cash expenses to a level proportional to growth in revenue with profitability as the objective

For the fiscal year ending December 31, 2003, the Company expects to continue its efforts to develop the internet shopping club concept, as a platform to offer high margin niche products and services.
The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with developing and promoting its website and shopping club

Liquidity and Capital Resources

The Company is currently reviewing its marketing plans in light of the economic impact of the war in Iraq. The Company believes it will require additional capital above the $1,008 it had on March 31, 2003, in the amount of approximately $10,000 in order to pay the costs associated with filing and reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2003. Continuing our policy of outsourcing to independent contractors for stock should help minimize cash needs. However, as the Company increases its advertising and marketing program, the Company's needs for additional financing are likely to increase substantially.

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

Dated:  May 14, 2003

Pathway Corp.


__/s/______________________________
Carol Kaplan, President



	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_/s/____________		President		May 14, 2003
Carol Kaplan	      Director




_/s/________________		Director		              May 14, 2003
Robert Scher






