Form 10QSB
period 2003-06-30
PATHWAY CORP
filed 2003-08-06
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes  X       No

As of JUNE 30, 2003, the Registrant had 10,635,000 shares of common stock issued and outstanding.





PATHWAY CORP.


TABLE OF CONTENTS 					 PAGE No.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF JUNE 30, 2003                                     3

STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED JUNE 30, 2003 AND 2002	                             4
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO JUNE 30, 2003



STATEMENTS OF CASH FLOWS FOR THE THREE
MONTHS ENDED JUNE 30, 2003 AND 2002	                            5
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO JUNE 30, 2003



NOTES TO FINANCIAL STATEMENTS	                                        6

ITEM 2.  Managements Discussion and Analysis
    of financial Condition and Results of
    Operation			                                                      7


SIGNATURE				                                       8




Pathway Corp.
(A Development Stage Company)

BALANCE SHEET
JUNE 30, 2003
(Unaudited)


ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $  710

 Total current assets                         				   710


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     0
 Total current liabilities                            0
TOTAL LIABILITIES  			                	              $      0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at June 30, 2000                     106
 Additional paid-in capital                       2,797

 Deficit accumulated
 during the development stage                 (2,193)

 Total stockholders' equity                 				  $ 710

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                         				                $ 710




The accompanying notes are an integral part of this  statement



PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           			Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	     Three Months Ended JUNE 30,
           			JUNE 30, 2003   	              2003	        2002



REVENUE
Interest                     $     111               $     2      $    5

EXPENSES:
General and
Administrative                      2304	                300	    0

INCOME (LOSS) BEFORE
TAXES			           (2193)	                       (298)           5


INCOME TAXES:
   Federal                  0
   State	                    0
                                 0
NET INCOME (LOSS)	          (2193)                       (298)	   5

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL		      NIL	                        NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				           10,635,000  	      10,635,000


The accompanying notes are an integral part of this statement


PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           			Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	         Six Months Ended June 30,
           			June 30, 2003   		       2003	            2002



REVENUE
Interest   		$     111           		  $    5   	                    $       11

EXPENSES:
General and
Administrative       2304	               449                   435


INCOME (LOSS) BEFORE
TAXES			   (2193)	                       (444 )                          (424)


INCOME TAXES:
   Federal                    0
   State	                     0
                                   0
NET INCOME (LOSS)        (2193)           	        (444)	                (424)

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL		      NIL	                        NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				           10,635,000  	      10,635,000



PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

  Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	  Three Months Ended JUNE 30
           			JUNE 30, 2003      		 2003		    2002

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)               $  (2193)         $   (298)   	$ 5
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  			                    250                  -	       	  -
 Increase (decrease)in
 accounts payable                  -		          -             -
                          ----------              ----------       --------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS         (1943)                  (298)          5

Cash flows from investing activities:
Net cash provided by (used in)
investing activities  		          -                       -               -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock   		                  2653                     -    	 -
        			       ----------                 ----------        --------

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS                   710         (298)           5

CASH AND CASH EQUIVALENTS
Beginning of period                              1008             1142
                               ------------    ----------      ----------
CASH AND CASH EQUIVALENTS
end of period			$  710                $           710              1147



PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

  Cumulative
          			 January 16, 1998
          			 (Date of Inception)
           				to	        	          Six Months Ended June 30,
           			June 30, 2003     		 2003	               2002

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)     $  (2193)          $     (444)       $ (424)
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  		             250               -		        -
 Increase (decrease)in
 accounts payable                 -		           -           -
			                  ----------            ---------       ------------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS        (1943)              (444)           (424)

Cash flows from investing activities:
Net cash provided by (used in)
investing activities  		          -             -                  -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock                      2653                        -
     			   ----------------         -------------                -----------

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS         710         (444)                        (424)

CASH AND CASH EQUIVALENTS
Beginning of period                              1154             1571
                   			 	------------         -------------       ----------
CASH AND CASH EQUIVALENTS
end of period		        710              710            $  1147

7





NOTE 1 -FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Pathway Corp. (the "Company"), have been prepared in accordance with the instructions to Form 10Q-SB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of JUNE 30, 2003 and the results of operations and cash flows for the three months ended JUNE 30, 2003 and 2002
and from the date of inception to JUNE 30, 2003.    While the Company
believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

The results of operations for the three ended JUNE 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Accumulated deficit increased by $298 which represents a net loss for the three months ended JUNE 30, 2003

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

Results of Operation

As of JUNE 30, 2003, the Company remains in the development stage and owing to its strategy of shared revenue outsourcing and management's periodic absorption of minor expenses since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $106 from its inside capitalization funds and receipt of additional paid-in capital totaling $2,797. Consequently, for the period ended JUNE 30, 2003, the Company's balance sheet reflects current and total assets of $710 in the form of cash, and no liabilities.

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

The Company has been reviewing its marketing plans in light of the economic impact of the war in Iraq and the negative image of e-mail advertising known as "spam". The Company believes it will require additional capital above the $710 it had on JUNE 30, 2003, in the amount of approximately $10,000 in order to pay the costs associated with filing and reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2003. Continuing our policy of outsourcing to independent contractors for stock should help minimize cash needs to develop and enhance its website. However, as the Company increases its advertising and marketing program, the Company's needs for additional financing are likely to increase substantially.

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


Name				Title			Date



_/s/____________		President		August 4, 2003
Carol Kaplan	      Director




_/s/________________		Director		              August 4, 2003
Robert Scher






