Form 10KSB
period 2003-12-31
PATHWAY CORP
filed 2004-03-12
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)
X__Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2003.

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

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,635,000 as of December 31,2003.

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











PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development

          The Company was incorporated under the laws of the State of Delaware on January 16, 1998, and is in the early developmental and promotional stages. In November of 2002, the Company started the Pathway Shopping Club which offers thousands of name brand products from well known merchants and manufacturers over its website. The website is setup in a shopping mall motif and shoppers have the ability to buy from their favorite merchants from the comfort and convenience of their homes.
This service provides rebates to its members in addition to any discounts provided by the merchants. The Company remains in the development stage as it continues to enhance its website and promote the shopping club, which currently has free membership, as well as seeking out opportunities to develop other shopping websites.

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

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

PART II

Item 5. Market Price and Dividends on the Registrant's Common Equity and Other Shareholder Matters

As of December 31, 2003, there was no currently trading public market for the Company's shares. As of December 31, 2003 the Company's securities were held of record by a total of approximately 20 persons.

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

As of December 31, 2003, the Company remains in the development stage and owing to its strategy of shared revenue outsourcing and management's periodic absorption of minor expenses since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $106 from its inside capitalization funds and receipt of additional paid-in capital totaling $2,797. Consequently, for the fiscal year ended December 31, 2003, the Company's balance sheet reflects current and total assets of $1,154 in the form of cash, and no liabilities.

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

Liquidity and Capital Resources

The Company believes it will require additional capital above the $717 it had on December 31, 2003, in the amount of approximately $10,000 in order to pay the costs associated with completion and filing of this report on Form 10-KSB and the costs associated with compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2003. Continuing our policy of outsourcing to independent contractors for stock should help minimize cash needs. However, as the Company increases its advertising and marketing program, the Company's needs for additional financing are likely to increase substantially.
,


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

Item 7.  Financial Statements

The Company's financial statements, consisting of the balance sheet for the year ended December 31, 2003 and related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the years ended
December 31, 2003 and 2002, have been audited by Roger S. Graff, independent certified public accountant, which along with his report thereon, appears on pages F-1 through F-7 hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

	None.





PART III

Item 9. Directors and Executive Officers

The directors and officers currently serving the Company are as follows:

Name                         Age       Positions Held and Tenure

Robert Scher                 62        Chairman of the Board of
                                       		Directors

Carol Kaplan                 60        President, Secretary, Treasurer
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

Item 13.  Exhibits and Reports on Form 8-K

              (a)             Exhibits

	The following exhibits have previously been filed on a Form10 -SB Registration Statement with the Securities and Exchange Commission and are hereby incorporated by reference pursuant to Rule 12b-23:

              		3.1 Certificate of Incorporation
  			3.2 By-laws of the Company
10.1  Consultation Agreement
10.2  Consultation Agreement

(b) Reports on Form 8-K

	The Company did not file any reports on Form 8-K for its last quarter of the year, ended December 31, 2003



ROGER S. GRAFF
CERTIFIED PUBLIC ACCOUNTANT
27 CONCORD ROAD
PORT WASHINGTON, NY 11050




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Stockholders of
Pathway Corp.

I have audited the accompanying balance sheet of Pathway Corp. (a development stage company) as of December 31, 2003, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for each of the two years then ended, and for the period from inception (January 16, 1998) to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pathway Corp. as of December 31, 2003 and the results of its operations and cash flows for the period then ended, in conformity with generally accepted accounting principles.





Roger S. Graff, CPA  (NY)
PORT WASHINGTON, NY 11050
March 11, 2004

F-1






Pathway Corp.
(A Development Stage Company)
BALANCE SHEET
December 31, 2003
(Audited)

ASSETS
CURRENT ASSETS
 Cash and cash equivalents   	                               $ 717
 Total current assets                                     717
TOTAL ASSETS                                 	             $ 717


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable					          0
 Total current liabilities                    			 0
TOTAL LIABILITIES                                 	$        0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at December 31, 2001          		       106
 Additional paid-in capital                           	           2,797

 Deficit accumulated
 during the development stage                      		  (2186)

 Total stockholders' equity                               $ 717

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 			  $ 717






The accompanying notes are an integral part of this statement







PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT



                   Cumulative
                  January 16, 1998
                 (Date of Inception)	  Jan 1, 2003	      Jan. 1, 2002
                         to		      to	           to
                 December 31, 2003       Dec. 31, 2003        Dec. 31, 2002




REVENUE	$           118	        $    12		       $     17

EXPENSES:
consulting  expenses	 2304	            449		            435


INCOME (LOSS)      (2,186)	          (437)		          (418)


INCOME TAXES:
   Federal	    0
   State	    0	           0

NET INCOME (LOSS)  (2,186)	   (437)	      ( 418)

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK		   NIL		  NIL	       NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD      Note	(2)	10,635,000		10,635,000





The accompanying notes are an integral part of this statement





	PATHWAY CORP.
	(A Development Stage Company)
	Statements of Cash Flows
	the Period From Inception (January  16, 1998)
             to December 31, 2003

	               Cumulative
                     January 16, 1998
                  (Date of Inception)	      Year	     Jan. 1, 2002
                             to	      	       Ended	            to.
                   December 31, 2003           Dec. 31, 2003	Dec.31, 2002

Cash Flows From Operating Activities:
 Net (loss)     $    (2,186)                $    (437)        $    (418)
Adjustments to reconcile net (loss)
 to net cash provided by (used in)
 operating activities:
Issuance of common stock for services        250           -		-
 Increase (decrease)in accounts payable
                        		---------   ----------   ----------
Net cash provided by (used in)
  operations                             (1936)         (437)       (418)
                                   	----------    ----------  ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities               -                -         -
                                  -----------     ----------  ----------
Cash flows from financing activities:
Issuance of common stock               2653             -         -
			            -----------    ----------	---------
Net cash provided by (used in)
  financing activities                 717          (437)       (418)
                                    ----------     ----------  ----------
Net increase (decrease) in cash and
  cash equivalents                    717          (437)       (418)
                                  ----------      ----------  ----------
Beginning cash and cash equivalents           1154         1572
                                  ----------         ----------  ----------
Ending cash and cash equivalents  $               717          1154
                                    ==========   ==========   ==========

Supplemental disclosure of cash flow information:

 Cash paid for: Income taxes      $     -      $     -      $     -
                Interest          $     -      $     -      $     -

Supplemental schedule of non-cash investing and financing  activities:

 Common shares issued for organization
  costs                               $     -      $     -      $


	The accompanying notes are an integral  part of this statement.



Pathway Corp.
(A Development Stage Company)
	Statement of Changes in Stockholders' Equity
	For the Period From (Inception) January  16, 1998, through
             December 31, 2003



                                                   Deficit Accumulated
                                                       During the
                               Common Stock         Development Stage    Total
                              ----------------      -------------------  -----
                              Shares    Amount
                              ------    ------

Shares issued for
 services at $.001
 per share during
 January, 1998                250,000    $ 250                       $  250
Net (loss) for the period      -            -            (250)         (250)
                             ---------   --------       ---------    --------
Balance December 31, 1998     250,000      250           (250)          -

Shares issued for
 services during
 August, 1999                  5,000      200                          200

 40:1 stock split:
 common stock,p.v $.001        (255,000)       -
 common stock,p.v $.00001    10,200,000 	     -

shares issued
during November, 1999           190,000        3                       3
shares issued
during November, 1999
at $.01 per share to
investors                      245,000    2,450                        2,450
Net (loss) for the
period 1/1/99-12/31/01          -          -            (1081)       (1081)
Net (loss) for the
period 1/1/02-12/31/02		 -	   -		(418)	      (418)

Net (loss) for the
period 1/1/03-12/31/03  -	-	(437)		(437)
                              ---------   --------       ---------     -------

Balance December 31, 2003    10,635,000   $2,903      $  (2185)    $   717
                           ==========  ========       =========     =========




The accompanying notes are an integral part of this statements.






Pathway Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003



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

Consideration of Other Comprehensive Income Items
SFAF 130 Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.



2.  STOCKHOLDERS' EQUITY

Pursuant to a consulting services and subscription agreement dated January 17, 1998, Carol Kaplan was issued 250,000 shares of the common stock at par value .001 of the Company  for a value of  $250.00
in services.   On November 2, 1999 there was a 40:1 stock split and the 250,000 shares were exchanged for 10,000,000 shares at par value of .00001 of the common stock of the Company. During the year 2002 and 2003, the Company contracted with individuals for various services to be performed for the Company in exchange for Company stock. Upon satisfactory completion of each contract, the Company will be obligated to issue shares. When all contracts are completed, a total of 42,000 will be issued.


As of December 31, 2003, 10,635,000 shares of the common stock of the Company were issued and outstanding.


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

4.        INCOME TAXES

The Company has Federal net operating loss carry forwards of approximately $2186 expiring in the year 2013 through 2018. The tax benefit of these net operating losses, which totals approximately $ 300 has been offset by a full allowance for realization. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.





















F-7


SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 18, 2004

Pathway Corp.


__________________________________
Carol Kaplan, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_____________			President		March 18, 2004
Carol Kaplan			 Director




_________________		Director		March 18, 2004
Robert Scher