Form 10KSB
period 2004-03-31
PATHWAY CORP
filed 2004-05-28
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes  X       No

As of MARCH 31, 2003, the Registrant had 10,635,000 shares of common stock issued and outstanding.





PATHWAY CORP.


TABLE OF CONTENTS 					 PAGE No.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF MARCH 31, 2004                                  3

STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED MARCH 31, 2004 AND 2003	                             4
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO MARCH 31, 2004



STATEMENTS OF CASH FLOWS FOR THE THREE
MONTHS ENDED MARCH 31, 2004 AND 2003	                            5
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO MARCH 31, 2004



NOTES TO FINANCIAL STATEMENTS	                                        6

ITEM 2.  Managements Discussion and Analysis
    of financial Condition and Results of
    Operation	                                                     7


SIGNATURE	     	                                             8




Pathway Corp.
(A Development Stage Company)

BALANCE SHEET
MARCH 31, 2004
(Unaudited)


ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $ 259

 Total current assets                   	   259


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     0
 Total current liabilities                            0
TOTAL LIABILITIES  			                	              $      0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at June 30, 2000                     106
 Additional paid-in capital                       2,797

 Deficit accumulated
 during the development stage                 (2,644)

 Total stockholders' equity      			  $ 259

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 259




The accompanying notes are an integral part of this  statement



PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           	Cumulative
          	 January 16, 1998
               (Date of Inception)
           		to	             Three Months Ended March 31,
           	March 31, 2004   	           2004	        2003



REVENUE
Interest         $     119                     $     1       $     3

EXPENSES:
General and
Administrative            2763	                   459	         149

INCOME (LOSS) BEFORE
TAXES		         (2644)	                (458)           (146)


INCOME TAXES:
   Federal                  0
   State	            0
                            0
NET INCOME (LOSS)	 (2644)                (458)	       (146)

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL		      NIL	                        NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				           10,635,000  	      10,635,000


The accompanying notes are an integral part of this statement


PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

                      Cumulative
          	    January 16, 1998
          	   (Date of Inception)
           		to	       	      Three Months Ended March 31
          	     March 31, 2004    		 2004		    2003

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)    $  (2644)           $   (458)    	$ (146)
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  			250                  -	       	  -
 Increase (decrease)in
 accounts payable                -		     -             -
                          ----------              ----------       --------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS         (2394)                (458)	    (146)

Cash flows from investing activities:
Net cash provided by (used in)
investing activities  	          -                    -               -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock   		       2653                    -    	      -
        		     ----------            ----------      --------

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS               259                (458)            (146)

CASH AND CASH EQUIVALENTS
Beginning of period                                717              1154
                               ------------    ----------      ----------
CASH AND CASH EQUIVALENTS
end of period			$  259            $259              1008               1142



NOTE 1 -FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Pathway Corp. (the "Company"), have been prepared in accordance with the instructions to Form 10Q-SB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003
and from the date of inception to March 31, 2004.    While the Company
believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

The results of operations for the three ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2-CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of Bank interests with a yield of 1%

NOTE 3- INCOME TAXES

The Company has Federal net operating loss carry forwards of  approximately
$2186 expiring in the year 2013 through 2018.    The tax benefit of these
net operating losses, which totals approximately $300 has been offset by a full allowance for realization. This carry forward may be limited upon the consummation of a business combination under IRC Section 381

NOTE 4 -  CHANGES IN STOCKHOLDERS' EQUITY

Accumulated deficit increased by $458 which represents a net loss for the three months ended March 31, 2004

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

General

In November of 2002 the Company started the Pathway Shopping
Club which offers thousands of name brand products from well known merchants and manufacturers over its website which was activated that month. The website is setup in a shopping mall motif and shoppers have the ability to buy from their favorite merchants from the comfort and convenience of their homes. This service provides rebates to its members in addition to any discounts provided by the merchants. The company remains in the development stage as it continues to enhance its website and promote the shopping club, which currently has free membership, as well as seeking out opportunities to develop other shopping websites, and to acquire complementary businesses.

Results of Operation

As of March 31, 2004, the Company remains in the development stage and owing to its strategy of shared revenue outsourcing and management's periodic absorption of minor expenses since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $106 from its inside capitalization funds and receipt of additional paid-in capital totaling $2,797. Consequently, for the fiscal year ended March 31, 2004, the Company's balance sheet reflects current and total assets of $259 in the form of cash, and no liabilities.

The Company will carry out its plan of business as discussed below. It believes that its outsourcing strategy will be able to Ilimit growth in cash expenses to a level proportional to growth in revenue with profitability as the objective

For the fiscal year ending December 31, 2004, the Company expects to continue its efforts to develop the internet shopping club concept, as a platform to offer high margin niche products and services.
The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with developing and promoting its website and shopping club

Liquidity and Capital Resources

The Company has been reviewing its marketing plans in light of the economic impact of the war in Iraq and the negative image of e-mail advertising known as "spam". The Company believes it will require additional capital above the $259 it had on March 31, 2004, in the amount of approximately $10,000 in order to pay the costs associated with filing and reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2004. Continuing our policy of outsourcing to independent contractors for stock should help minimize cash needs. However, the Company is currently in negotiations with several parties to acquire complementary businesses. In the event that any transaction occurs, the Company's needs for additional financing are likely to increase substantially.

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

Dated:  May 14, 2004

Pathway Corp.


__/s/______________________________
Carol Kaplan, President



	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_/s/____________		President		May 14, 2004
Carol Kaplan



_/s/________________		Director	         May 14, 2004
Robert Scher






