Form 10QSB
period 2004-09-30
PATHWAY CORP
filed 2004-11-12
CIK 1096631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes  X       No

As of SEPTEMBER 30, 2004, the Registrant had 10,635,000 shares of common stock issued and outstanding.





PATHWAY CORP.


TABLE OF CONTENTS 					 PAGE No.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF SEPTEMBER 30, 2004                                  3

STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED SEPTEMBER 30, 2004 AND 2003	                         4
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TO SEPTEMBER 30, 2004



STATEMENTS OF CASH FLOWS FOR THE THREE
MONTHS ENDED SEPTEMBER 30, 2004 AND 2003	                       5
AND CUMULATIVE FROM JANUARY 16, 1998
(DATE OF INCEPTION) TOSEPTEMBER 30, 2004



NOTES TO FINANCIAL STATEMENTS	                                   6

ITEM 2.  Managements Discussion and Analysis
    of financial Condition and Results of
    Operation	                                                   7


SIGNATURE	     	                                           8




Pathway Corp.
(A Development Stage Company)

BALANCE SHEET
SEPTEMBER 30, 2004
(Unaudited)


ASSETS

CURRENT ASSETS
 Cash and cash equivalents              $ 248

 Total current assets                   	   148


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     0
 Total current liabilities                            0
TOTAL LIABILITIES  			            	$      0

STOCKHOLDERS EQUITY
 Common stock,$.00001 par value,
 100,000,000 shares authorized,
 10,635,000 shares issued and
 outstanding at June 30, 2000                     106
 Additional paid-in capital                       2,797

 Deficit accumulated
 during the development stage                 (2,755)

 Total stockholders' equity      			  $ 148

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 148




The accompanying notes are an integral part of this  statement



PATHWAY CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF LOSS AND ACCUMULATED DEFICIT
(Unaudited)


           	Cumulative
          	 January 16, 1998
               (Date of Inception)
           		to	             Three Months Ended Sept 30,
           	Sept 30, 2004   	           2004	        2003



REVENUE
Interest         $     119                     $    0       $     2

EXPENSES:
General and
Administrative        2874	                  111	          0

INCOME (LOSS) BEFORE
TAXES		     (2755)	                 (111)            2


INCOME TAXES:
   Federal                  0
   State	            0
                            0
NET INCOME (LOSS)	(2755)                   (111)            2

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK	       NIL		      NIL	  NIL

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING DURING  THE
  PERIOD  				         10,635,000  	  10,635,000


The accompanying notes are an integral part of this statement


PATHWAY CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

                      Cumulative
          	    January 16, 1998
          	   (Date of Inception)
           		to	       	      Three Months Ended Sept 30
          	     September 30, 2004    	2004		  2003

CASH FLOWS FROM
OPERATING ACTIVITIES:
      Net Income (loss)    $  (2755)           $ (111)  	$   2
Adjustments to reconcile
net (loss)  to net cash
provided by (used in)
operating activities:
Issuance of common stock
 for services  			250                  -	       	  -
 Increase (decrease)in
 accounts payable                -		     -             -
                          ----------              ----------      --------

NET CASH PROVIDED BY
 (USED IN) OPERATIONS         (2505)               (111)            2

Cash flows from investing activities:
Net cash provided by (used in)
investing activities  	          -                    -               -

NET CASH PROVIDED BY
FINANCING ACTIVITIES
net proceeds from sales of
common stock   		       2653                    -    	      -
        		     ----------            ----------      --------

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS               148                 (111)           2

CASH AND CASH EQUIVALENTS
Beginning of period                                  259           710
                               ------------    ----------      ----------
CASH AND CASH EQUIVALENTS
end of period			$148               $148           712



NOTE 1 -FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Pathway Corp. (the "Company"), have been prepared in accordance with the instructions to Form 10Q-SB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for the three months ended September 30, 2004 and 2003
and from the date of inception to September 30, 2004.    While the Company
believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

The results of operations for the three ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2-CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on record.

NOTE 3- INCOME TAXES

The Company has Federal net operating loss carry forwards of  approximately
$2755 expiring in the year 2013 through 2018.    The tax benefit of these
net operating losses, which totals approximately $300 has been offset by a full allowance for realization. This carry forward may be limited upon the consummation of a business combination under IRC Section 381

NOTE 4 -  CHANGES IN STOCKHOLDERS' EQUITY

Accumulated deficit increased by $111 which represents a loss for the three months ended September 30, 2004

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

General

In November of 2002 the Company activated the Pathway Shopping
Club which offers thousands of name brand products from well known merchants and manufacturers over its website. The website is setup in a shopping mall motif and shoppers have the ability to buy from their favorite merchants from the comfort and convenience of their homes. This service provides rebates to its members in addition to any discounts provided by the merchants. The company remains in the development stage as it continues to enhance its website and continues to offer free membership to promote the shopping club
It also is seeking out opportunities to develop other shopping websites, and to acquire complementary businesses.

Results of Operation

As of September 30, 2004, the Company remains in the development stage and owing to its strategy of shared revenue outsourcing and management's periodic absorption of minor expenses since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity during the reporting period Consequently, for the fiscal year ended September 30, 2004, the Company's balance sheet reflects current and total assets of $148 in the form of cash, and no liabilities.

The Company will carry out its plan of business as discussed below. It has followed an outsourcing strategy for stock to limit growth in cash expenses to a level proportional to growth in revenue with profitability as the objective. To date Management has been absorbing certain expenses and not taking any salary. However, Management has decided that a substantial cash infusion is necessary to generate revenue and profits under the current business model. Accordingly, it is seeking outside financing. .


For the fiscal year ending December 31, 2004, the Company expects to continue its efforts to develop the internet shopping club concept, as a platform, to offer high margin niche products and services. It is now focusing on high tech and healthcare.
The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with developing and promoting its website and shopping club.

Liquidity and Capital Resources

The Company has reviewed its business plans and believes it will require additional capital above the $148 it had on September 30, 2004, in the amount of approximately $10,000 in order to pay the costs associated with filing and reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2004, as well as providing for working capital. However, the Company is currently in negotiations with several parties to acquire complementary businesses.
In the event that any transaction occurs, the Company's needs for additional financing are likely to increase substantially. Accordingly, it expects to raise additional capital to provide working capital and any necessary funding in the event of an acquisition or recruitment of additional salaried personnel.

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

Dated:  November 12, 2004

Pathway Corp.


__/s/______________________________
Carol Kaplan, President



	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Name				Title			Date



_/s/____________		President		November 12, 2004
Carol Kaplan



_/s/________________		Director	       November 12, 2004
Robert Scher






