Form 10KSB/A
period 2003-12-31
PATHWAY CORP.
filed 2005-03-30
CIK 1096631

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

Item 7.  Financial Statements

The Company's unaudited financial statements, consisting of the balance sheet for the year ended December 31, 2003 and related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002, appears on pages F-1 through F-7 thereof.

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








Pathway Corp.
(A Development Stage Company)
BALANCE SHEET
December 31, 2003
(Unaudited)

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





The accompanying notes are an integral part of this statement





	PATHWAY CORP.
	(A Development Stage Company)
	Statements of Cash Flows
	the Period From Inception (January 16, 1998) to December 31, 2003 (unaudited)

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



Pathway Corp.
(A Development Stage Company)
	Statement of Changes in Stockholders' Equity
	For the Period From (Inception) January  16, 1998, through
             December 31, 2003  (unaudited)



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